Form 10QSB
period 2003-06-30
FII INTERNATIONAL INC
filed 2003-08-14
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30 , 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 333-98175

FII INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377768 (I.R.S. Employer Identification No.)

101-1128 QUEBEC STREET, VANCOUVER, BC, CANADA, V6A 4E1 (Address of principal executive offices)

604-687-8210 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1 3, 2003

Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS
(unaudited)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,789	$19,315

	$13,789	$19,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,635	$4,628

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000 ,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(15,846)	(12,313)

	11,154	14,687

	$13,789	$19,315

The accompanying notes are an integral part of these interim financial statements

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2003	May 3, 2002 (inception) to June 30, 2002	Six Months Ended June 30, 2003	May 3, 2002 (inception) to June 30, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$141	$25	$162	$1,084
Professional fees	1,694	4,170	1,994	8,607
Regulatory and filing fees	642	750	877	3,155
Website development costs	-	-	500	1,000

NET LOSS FOR THE PERIOD	$(2,477)	$(4,945)	$(3,533)	$(13,846)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2003

(Unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement - June 10, 2002	2,000,000	$2,000	$-	$(2,000)	$-

Issued for cash at $0.005 per share – June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the period ended June 30, 2003 (unaudited)	-	-	-	(3,533)	(3,533)

Balance, June 30, 2003 (unaudited)	7,000,000	$7,000	$20,000	$(15,846)	$11,154

The accompanying notes are an integral part of these interim financial statements

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30, 2003	May 3, 2002 (inception) to June 30, 2002	Six Months Ended June 30, 2003	May 3, 2002 (inception) to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,477)	$(4,945)	$(3,533)	$(13,846)
Adjusted for item not involving cash:
Changes in accounts payable	1,835	4,093	(1,993)	2,635

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(642)	(852)	(5,526)	(11,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	-	25,000

INCREASE (DECREASE) IN CASH	(642)	24,148	(5,526)	13,789

CASH, BEGINNING OF PERIOD	14,431	-	19,315	-

CASH, END OF PERIOD	$13,789	$24,148	$13,789	$13,789

Other non-cash transactions:
During 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these interim financial statements

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

June 30, 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name "fashion-international.com" in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004. The Company, through fashion-international.com, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company is planning to go public by way of a SB-2 registration statement filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB.

The Company is in the initial development stage and has incurred losses since inception totalling $13,846. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 3, 2002 in the State of Nevada. The Company’s fiscal year end is December 31 with its initial period being from May 3, 2002 (inception) to December 31, 2002.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. When an impairment is indicated, the carrying value of the asset will be reduced accordingly.

Website Development Costs
The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized over the estimated useful life commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any web site development costs.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – OPTION AGREEMENT

By agreement dated June 10, 2002 between the Company and Patrizia Leone-Mitchell (the "optionee"), the Company acquired the option to purchase and develop the domain name fashion-international.com and other related proprietary information ("Fashion-International"), in exchange for 2,000,000 restricted common shares of capital stock of the Company valued at $10,000 and an additional payment of $250,000 payable in cash on or before the end of the option term. The term of the option is for two years ended June 9, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve Fashion-International, however the assets remain under control of the optionee until all option payments have been made.

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop fashion-international.com and other related proprietary information at a nil value as the related vendor’s cost is not determinable.

The optionee is the sole director of the Company.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.
To June 30, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $13,800 that may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF FII INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

FII is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. FII raised $25,000 from our Reg S non-public offering in June 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement.

From inception to June 30, 2003, we had a loss of $13,846. This represented an increase of $2,477 in losses since March 31, 2003, which were a result of (a) an increase of $141 for office and general expenses, (b) an increase of $1,694 in professional fees, and (c) an increase of $642 for regulatory and filing fees.

Operating expenses decreased by $2,468 from $4,945 for the three-month period ended June 30, 2002 to $2,477 for the three-month period ended June 30, 2003. The decrease in operating expenses was caused by the decrease in operating expenses. The decrease was primarily due to (a) a increase of $116 for office and general expenses, (b) a decrease of $2,476 in professional fees, and (c) a decrease of $108 for regulatory and filing fees.
Limited operating history; need for additional capital

There is no historical financial information about FII upon which to base an evaluation of its performance. FII is a development stage company and has not generated any revenues from operations. FII cannot guarantee it will be successful in its business operations. FII’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services.

FII has adopted a phased approach to the development of the website and its operations. This will allow FII to allocate the expenditures of its resources in very timely and measured manner. FII will not continue with expenditures in any phase of the development if management thinks FII will be unable to complete the designated task. FII may require further equity financing to provide for some of the capital required to implement future development of the website and operations beyond phase I-III or for products and services that are currently not anticipated to be developed.
FII has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, FII may be unable to continue, develop or expand its operations. However, if equity financing is available to FII on acceptable terms, it could result in additional dilution to existing shareholders.

Results of Operations

From inception on May 3, 2002

FII has not acquired any ownership interest in the assets acquired from Patrizia Leone-Mitchell, however, FII has made an initial payment for the assets.

As of June 30, 2003 we have an accumulated deficit of $15,846.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to June 30, 2003 were $13,846. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

Liquidity and Capital Resources

As of the date of this quarterly report, FII has yet to generate any revenues from its business operations.

FII issued 2,000,000 shares of common stock at a deemed price of $0.001 per share through a Section 4(2) offering in June 2002. This was accounted for as a consideration paid for the right, title and interest we acquired in the assets pursuant to the option agreement.

Also, FII issued another 5,000,000 Common Capital Shares through a Reg S offering in June 2002 at the offering price of $0.005 per share.

As of December 31, 2003 our total assets were $19,315 and our total liabilities were $4,628. As of June 30, 2003, our total assets were $13,789 and our total liabilities were $2,635. The decrease in the assets was a direct result of a decrease of $5,526 in cash and a decrease of $1,993 in accounts payable and accrued liabilities. The decrease in cash was a result of an increase of $3,533 in operating expenses and a decrease in the accounts payable and accrued liabilities of $1,993.

Plan of Operation for the Next Twelve Months

FII anticipates that it may not be able to satisfy its working capital requirements for the next twelve months. Accordingly, it will need to raise additional working capital to continue its operations. FII anticipates funding its working capital needs for the next twelve months through the equity capital markets and private financings. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that FII will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve FII’s cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, FII has not contemplated any plan of liquidation if it does not generate revenues. FII cannot ensure, however, that these plans will be successful.

FII is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As FII expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Internal and External Sources of Liquidity

FII has funded its operations principally from its June 2002 non-public offering.

Inflation

FII does not believe that inflation will have a material impact on its future operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about FII’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2003; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2003 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and FII disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on FII’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and FII assumes no obligation to update any such forward-looking statements.

Item 3.     Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, FII’s Chief Executive Officer and Chief Financial Officer believe FII’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by FII in this report is accumulated and communicated to FII’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in FII’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

FII is not a party to any pending legal proceedings and, to the best of FII’s knowledge, none of FII’s assets are the subject of any pending legal proceedings.

Item 2. Changes in Securities.

During the second quarter of the fiscal year covered by this report, (i) FII did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) FII did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of FII. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to FII’s previously filed Form SB-2.

(b)    Reports on Form 8-K.

No reports were filed during the first quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

/s/ Patrizia Leone-Mitchell
By :
Name:     Patrizia Leone-Mitchell
Title :    Director and CEO
Dated:    August 13, 2003

/s/ Sean Mitchell
By :
Name:     Sean Mitchell
Title :    CFO
Dated:    August 13, 2003

Exhibit 31

FII INTERNATIONAL INC
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Patrizia Leone- Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FII International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

FII INTERNATIONAL INC
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sean Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FII International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

August 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

August 13, 2003