Form 10QSB
period 2003-09-30
FII INTERNATIONAL INC
filed 2003-11-05
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________   to _______________

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

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 1, 2003

Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

Page - 2

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$11,268	$19,315

	$11,268	$19,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$989	$4,628

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000 ,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(16,721)	(12,313)

	10,279	14,687

	$11,268	$19,315

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended	May 3, 2002 (inception) to	May 3, 2002 (inception) to
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$-	$35	$162	$810	$1,084
Professional fees	688	250	2,682	4,420	9,295
Regulatory and filing fees	187	48	1,064	48	3,342
Website development costs	-	-	500	-	1,000

NET LOSS FOR THE PERIOD	$(875)	$(333)	$(4,408)	$(5,278)	$(14,721)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO SEPTEMBER 30, 2003 (unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement - June 10, 2002	2,000,000	$2,000	$-	$(2,000)	$-

Issued for cash at $0.005 per share – June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the period ended September 30, 2003	-	-	-	(4,408)	(4,408)

Balance, September 30, 2003	7,000,000	$7,000	$20,000	$(16,721)	$10,279

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	May 3, 2002 (inception) to	May 3, 2002 (inception) to
	September 30, 2003	September 30, 2002	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,408)	$(5,278)	$(14,721)
Adjusted for item not involving cash:
Changes in accounts payable	(3,639)	4,343	989

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,047)	(935)	(13,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	25,000

INCREASE (DECREASE) IN CASH	(8,047)	24,065	11,268

CASH, BEGINNING OF PERIOD	19,315	-	-

CASH, END OF PERIOD	$11,268	$24,065	$11,268

Other non-cash transactions:
During 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these interim financial statements

Page - 7

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

SEPTEMBER 30, 2003

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

The Company is in the initial development stage and has incurred losses since inception totalling $14,721. The Company’s ability to continue as a going concern is dependent on raising additional capital to develop its business and to fund future operations, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Page - 8

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Page - 9

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
To September 30, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $14,700 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 10

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

From inception to September 30, 2003, we had a loss of $14,721. This represented an increase of $875 in losses since June 30, 2003, which were a result of (a) an increase of $0 for office and general expenses, (b) an increase of $688 in professional fees, and (c) an increase of $187 for regulatory and filing fees.

Operating expenses increased by $542 from $333 for the three-month period ended September 30, 2002 to $875 for the three-month period ended September 30, 2003. The increase in operating expenses was primarily due to (a) a decrease of $35 for office and general expenses, (b) a increase of $438 in professional fees, and (c) a increase of $139 for regulatory and filing fees.
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

As of September 30, 2003 we have an accumulated deficit of $16,721.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to September 30, 2003 were $14,721. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

Page - 11

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

As of December 31, 2002 our total assets were $19,315 and our total liabilities were $4,628. As of September 30, 2003, our total assets were $11,268 and our total liabilities were $989. The decrease in the assets was a direct result of a decrease of $8,047 in cash and a decrease of $3,639 in accounts payable and accrued liabilities. The decrease in cash was a result of an increase of $4,408 in operating expenses and a decrease in the accounts payable and accrued liabilities of $3,639.

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

Page - 12

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

FII INTERNATIONAL INC.

/s/ Patrizia Leone Mitchell
By :
Name:     Patrizia Leone-Mitchell
Title :    Director and CEO
Dated:    November 1, 2003

/s/ Sean Mitchell
By :
Name:     Sean Mitchell
Title :    CFO
Dated:    November 1, 2003

Page - 13

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

Date: November 1, 2003

/s/ Patrizia Leone Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 14

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

Date: November 1, 2003

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

November 1, 2003

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

November 1, 2003

Page - 17