Form 10KSB
period 2003-12-31
FII INTERNATIONAL INC
filed 2004-03-30
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number

FII INTERNATIONAL INC.

(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377768 (I.R.S. Employer Identification No.)

1901 – 1128 Quebec Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6A 4E1 (Zip Code)

Issuer’s telephone number: 604-687-8210

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Shares - $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Page - 1

State issuer’s revenues for its most recent fiscal year.       $   nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $25,000 as of March 29, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2004

common shares - $0.001 par value	7,000,000

Documents incorporated by reference:   Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to FII’s registration statement on Form SB-2 filed on August 15, 2002; and Exhibit 10.1 (Option Agreement) filed as an exhibit to FII’s registration statement on Form SB-2 filed on October 16, 2002.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [ x ]

Page - 2

PART I

Item 1.   Description of Business.

(a)Business Development

We are a development stage company that was incorporated in the State of Nevada on May 3, 2002. We maintain our statutory registered agent’s office at 50 West Liberty Street, Suite 880, Reno, Nevada 89501 and our business office is located at 1901-1128 Quebec Street, Vancouver, British Columbia, V6A 4E1 Canada. Our telephone number is (604) 687-8210. Our offices are located in the home of Patrizia Leone-Mitchell, our president, and are used rent free.

We confirm that we have no major customers at this time.

FII has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of FII’s business.

(b)Business of FII

We are a development stage company that provides online fashion services with a vision focused on providing products and services for the global fashion industry and will deliver these products and services through a fashion portal at www.fashion-international.com. The FASHION-INTERNATIONAL.COM portal is focused on designer fashions, attempting to provide a content rich experience for many different segments of the fashion industry, including: designers, manufacturers, distributors, retailers and consumers.

Products and Services

We provide the following services to participants in various sections to be found on our website:

Designer Collections

We provide coverage and showcase designer collections from around the world at the FASHION-INTERNATIONAL.COM fashion portal. We believe that the Firstview.com has one of the most comprehensive websites showcasing designer’s current and past collections. We have not entered into any agreements with Firstview.com at this time. We provide a hyperlink from FASHION-INTERNATIONAL.COM to Firstview.com for participants to view designer collections. We will continue to identify other sources for viewing designer collections.

Designer Biographies

In this section of the website, participants have access to information regarding different designers that may include: information on designers and the organizations that they operate, details of their personal lives, inspirations, awards, achievements, goals and ambitions. We will continuing trying to compile this information into a focused section and provide hyperlinks to each designer’s website (if they have one) for further information for the participant.
Interactive Fashion Consulting and Communication

In this section of the website, participants have access to personal fashion advice including individual beauty techniques, style and fashion advice as it relates to an individual’s unique characteristics. Patrizia will continue to provide these online services to participants.

News & Media

Fashion “News and Media” is readily and widely available throughout the Internet. In addition to news wires, there are many fashion sites, including ModaItalia.net, ApparelNews.net and WWD.com that have very comprehensive sections devoted to fashion news and media. We provide a hyperlink from FASHION-INTERNATIONAL.COM to many information source’s website. FII will continue to expand the list hyperlinked websites that provide fashion “News and Media”. We have not entered into any agreement with any news wire company or any fashion organization.

Page - 3

Education & Employment

In this section of the website participants have access to information relating to education and employment within the fashion industry. Hyperlinks to educational institutions throughout the world are available including: FIT and Dolce Vita Italia. Employment listing and information is provided through a hyperlink to Fashion.net. FII will continue to expand this section and find additional sources of information relating to fashion education and employment opportunities. We do not anticipate entering into any agreement with any news wire company or any fashion organization during the coming twelve months.

Fashion Calendar and Index

In this section of the website, participants have access to a fashion calendar and information index that is provided by a hyperlink to Infomat.com. Sources of this information are readily and widely available on the Internet and we will continue to try and compile relevant information for use by participants.

Designer Fashions & Hollywood Stars

In this section of the website, participants have access to information relating to Hollywood stars and their passion for high fashion. Sources of this information are readily and widely available on the Internet and we provide hyperlinks to People.com, Instyle.com and Women.com which have information on Hollywood stars and the designer clothes that they wear. We have not entered into any agreement or commenced negotiations with any fashion, movie or broadcast organization at this time.
Newsletter

In this section of the website, participants have access to our newsletter which is developed for the enjoyment of fashion enthusiasts around the world. The newsletter focuses on exciting and relevant developments that are transpiring in the designer fashion world.

All products and services will only be provided online via the Internet. We have no definitive suppliers that we are solely dependent on for supply of any goods or services. We will continue to internally develop the website with services that can be maintained and updated as new and relevant information becomes available. Large fashion organizations throughout the world will continue to be the source of such information. The diversity of these large organizations in combination with the diversity in the fashion industry provides a level of predictability that there will continue to be sources of fashion information available into the foreseeable future.

We offer a fashion portal that is user friendly and oriented. We believe that developing a fashion portal were users can come and have the ability to access other fashion oriented/focused websites via hyperlinks will be very useful and become a valuable resource for users. We consolidate content from many different and diverse sources and present it to our users in a very simple and user-friendly manner. There is an enormous amount of fashion-oriented information currently available on the Internet, however we believe one of the biggest challenges facing users is locating all this information in a timely manner. The FII fashion portal will continue to attempt to identify key areas of interest (described above) and consolidate different sources (or access via hyperlinks) of this information for the benefit of our users.

We have not entered into any agreement or commenced negotiations with any organization that may be a provider of information. Generally, most Internet websites freely permit hyperlinks to their website because it is another source of more viewers/users for their services. FII will continue to identify different websites that contain relevant content and contact them for permission to provide a hyperlink from www.fashion-interantional.com to their website. We do not anticipate any problems providing hyperlinks to other websites because FII will develop a professional and ethical fashion portal that will be a benefit to its users as well as to other websites that it provides hyperlinks to. The use of hyperlinks within the Internet industry is very common and it has become one of the main tools for allowing users to move from one related website to another related website. FII will use hyperlinks were possible to develop their fashion portal. If FII encounters any situation where another website does not allow a hyperlink from FII, FII will find other sources for that particular content.

FII’s fashion portal will continue to have hyperlinks to other related websites so that users can initially come to the FII portal and then determine the information that they are interested in and then hyperlink to the website (source) that they feel will provide this content. FII feels that developing a large base of users will be the key to developing different and diverse sources of revenue (as described in Sources of Revenue). The FII fashion portal will contain some internally developed content, but FII recognizes that there are many different sources of fashion content currently available on the Internet that developing a gateway – fashion portal – for users to more easily access all this information will be very useful. As the number of users of the fashion portal grows, it will be easier for FII to capitalize on revenue opportunities from advertising fees, sponsorship fees, affiliate fees, fashion consulting fees and premium subscriptions. FII continues to anticipate that the advertising, sponsorship and affiliate fees will initially be derived from the fashion industry and fashion related organizations. The continued development of the fashion portal and the use of hyperlinks to other related websites will be a positive key to increasing the number of users and ultimately the foundation for developing different and diverse sources of revenue. We do not feel that the use of hyperlinks will diminish our ability to generate revenue from the outlined sources of revenue; in fact we feel that the fashion portal will greatly benefit from the extensive use of hyperlinks.

Page - 4

Currently, we do not have any insurance coverage for any potential liabilities. In the future, if it is affordable, we may obtain general liability insurance.

Market

There are many different segments to this market including designers, manufacturers, distributors, retailers and consumers. While each segment is large, the following will attempt to provide a sample illustration of the size of some of these different segments of the global fashion industry.

Fashion Designers

The leading European design houses tend to be the inspiration for the global fashion industry. While they tend to be the leaders, many other designers, manufacturers and distributors will then leverage off of these designs and incorporate the styles into their own collections for the mass population around the globe. According to the designers listed at Firstview.com, there are in excess of 650 “leading” designers (this may include several collections produced by the same designer or their fashion house).

Fashion Retailers

This segment of the global fashion industry is extremely diverse. Within this segment there are designer couture boutiques at one end of the spectrum and retailers focused on casual fashions for maternity women on the other end of the spectrum. In between, you have numerous large and niche markets with several large and small retailers competing for market share.

Fashion Consumers – U.S.A.

According to the U.S. Census Bureau, the Estimated Retail Sales for “Clothing and clothing accessories stores” within the USA in 1999 was US$159,651,000,000.

The global fashion industry has many large, small, niche and specialized segments within. Initially, we will attempt to focus on several key segments of this global industry in building the fashion portal.

Competition

The industry in which we operate is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

●greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
● leasier and more access to capital;
●longer operating histories;
● lgreater name recognition and established corporate identity;
● llarger user base; and
●developed websites.

More specifically, online participants focused on the fashion industry are growing and the services and products that they are offering continues to increase at a rapid rate. Fashion designers, retailers, consumers and other industry participants do not rely solely on the use of the Internet to communicate and interact. There are many alternative and traditional means that will continue to provide competition to the utilization of the Internet for similar purposes. We believe that competition will grow as the Internet usage increases and it becomes an easier and more efficient medium for the fashion industry participants to interact.

Page - 5

We have identified some of the competition and highlighted them below:

•   Large and established information technology consulting service providers.

•   Online services, portals or websites targeting the fashion industry; including designers, retailers, consumers and other industry participants such as: Firstview.com and Oxygen.com.

•   Publishers and distributors of traditional offline media, including those targeting the fashion industry, many of which have established or may establish websites. Some of these are as follows: Vogue.com, Elle.com, Style.com, Instyle.com, GQ.com and Maximonline.com.

•   General-purpose consumer online services and portals and other high-traffic websites, which provide access to fashion content and services.

•   Public sector and non-profit websites that provide information without advertising or commercial sponsorships.

•   Vendors of fashion information, products and services distributed through other means, including direct sales, mail and fax messaging.

We believe that we will be able to compete with our competition by continuing to implementing a very focused marketing plan (see Plan of Operation and Marketing below for more details on our marketing plans). The fashion portal is user friendly and oriented. We believe that continuing to develop a fashion portal where users can come and have the ability to access other fashion oriented/focused websites via hyperlinks will be very useful and become a valuable resource for users. In addition, we are not part of any large conglomerate (fashion, media or otherwise), hence we will be able to provide non bias information and opinions without the concern of damaging other diverse corporate relationships. This independence will allow us to consolidate content from many different and diverse sources and present it to our users in a very simple and user-friendly manner. There is an enormous amount of fashion-oriented information currently available on the Internet, however we believe the challenge for users is locating all this information in a timely manner. The FII fashion portal attempts to identify key areas of interest (as described in Products and Services) and consolidate different sources (or access via hyperlinks) of this information for the benefit of our users. We will attempt to determine the needs and requirements of our users and be able to deliver content that they deem important, our competition might not be able to provide this level of focused service and content.

Online Designer Websites

We believe that fashion designers will not want to disrupt their existing distribution channels that they have developed and cultivated over the last several decades. Therefore, designers will be very hesitant to adopt the Internet as a medium to sell directly to the fashion enthusiast and undermine the existing retailers of their goods. They will however, utilize the Internet to market and display their entire collection of goods to the fashion enthusiasts throughout the world and encourage them to purchase the goods at the existing retailers. This entire philosophy has been incorporated into the principals of developing FASHION-INTERNATIONAL.COM and allowing traditional retailers to leverage the power of the Internet as an added corporate feature to their traditional retailing operations.

Many of our competitors have greater financial, technical, product development, marketing and other resources. These organizations may be better known and have more customers and stronger fashion industry relationships. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

Government Controls and Regulations

Regulation of Internet

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

•   user privacy
•   freedom of expression
•   pricing
•   content and quality of products and services
•   taxation
•   advertising
•   intellectual property rights
•   information security

Page - 6

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

We will abide by all copyright laws and will ensure that any copyrighted information that is provided on our website has received approval from the source of the copyright information. When using the information provided or republished from other sources and to protect FII from any potential intellectual property claims we will endeavor to obtain all necessary consents prior to the use of the sources and we will reference the sources in our website to give full credit to the sources. For information that we are unable to obtain the required consents, we will simply provide a link on our website to the website containing the information rather than providing the information on our website or we will find alternative and more co-operative information providers.

Number of Total Employees and Number of Full Time Employees

We have no full time employees and three part time employees, Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault. None of the employees are compensated for their services and we do not have an employment agreement with any employee. Patrizia will devote approximately 20 hours per week of her time to our operations. Patrizia Leone-Mitchell’s duties will be to handle our day-to-day administration as well as maintaining the Products and Services section. Sean will assist Patrizia with many of these responsibilities (as outlined in the Products and Services section). It is management’s opinion that Patrizia will be able to handle these responsibilities on a part-time basis.

Currently, we have a third party independent contractor hosting our website and when required, a third party independent contractor will be engaged to provide technical enhancements to the website. All third party independent contractors will be under the supervision of our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

FII has no full time employees and three part time employees (as outlined above). FFI has contracted with Mosaic Networks, an independent contractor, for the hosting of the website. This is an annual contract that can be terminated at anytime either party with an annual fee of CDN$192 that is prepaid.

As FII expands its operations, it may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Additional risks and uncertainties not presently known to FII or that FII currently considers immaterial may also impair its business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our Common Capital Shares could decline.

Risks associated with FII’s business:

1.If we are unable to develop a functional and competitive website our business, operating results and financial condition may be negatively impacted and as a result, we may not be able to continue with our operation.

We are currently developing many of the basic features and services that will be offered on our website. The initial layout, design and functionality drawings have been completed. However, if we are unable to complete the developing process and launch the planned website in a timely, functional and competitive manner our business, operating results and financial condition may be negatively impacted and as a result, we may not be able to continue with our operations.

Page - 7

2.As a result of not having any arrangements for providers of content for our website, we are at risk of having little or no content to display our on our website.

We are currently developing our own content for our website and contacting third party content providers. However, if we are unable to complete the arrangements for content from third party providers, our business, operating results and financial condition may be negatively impacted and as a result, we may not be able to continue with our operations.

3.We are an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by our independent auditors in our financial statements for the period from inception, May 3, 2002, through December 31, 2003 contains an explanatory note that indicates that we are an initial development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about our ability to continue as a going concern. This note may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by analysts or investors.

4.We lack an operating history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated on May 3, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $15,124. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development and operation of our website. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business. See “Limited operating history” on page 14 for more details.

5.Since we do not own our assets there is a greater and real risk that we could lose the assets and as a result, we may not be able to continue with our operations.

Until we make the final payment of $250,000 to Patrizia Leone-Mitchell, we do not fully own any assets. We have until June 9, 2004 to make the final payment. However, if we do not raise the necessary funds to make the final payment, we will lose any interest we have in the assets, which include the exclusive rights to the domain name, the website, and the business plan. If we lose the assets, it would have a negative impact on our business as we will no longer own or have the exclusive rights to the website and its content and as a result, we may not be able to continue with our operations. See “Certain Relationships and Related Transactions” on page 24 and “Description of Property” on page 11 for more details.

6.We are new to the internet marketplace and our future profitability is uncertain.

We have no operating history upon which to judge our current operations. In deciding whether to purchase our shares, and the likelihood of our success, you should consider our prospects in light of the problems, risks, expenses, complications, delays, and difficulties frequently encountered by a small business beginning operations in a highly competitive industry, including but not limited to the following:

• development of our website and the online fashion services to be provided;
• the uncertainty of market acceptance of our website and the online fashion services;
• maintenance of our proprietary rights, including our payment obligations under the option agreement;
• our need to expand our marketing, sales and support organizations, as well as our market share;
• our ability to anticipate and respond to market competition;
• our need to manage expanding operations;
• possible insufficiency of additional funding;
• our ability to negotiate affordable, reasonable and fair agreements; and
• our dependence upon key personnel.

Page - 8

As we have no history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

7.Failure to introduce new services in a timely and acceptable manner may affect our ability to operate effectively.

The computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. Our future success will depend in large part on our ability to develop and enhance our services. There are significant technical risks in the development of new or enhanced services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced services.

If we are unable to develop and introduce enhanced or new services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, we may not be able to compete effectively.

Risks associated with FII’s industry:

8.Failure to successfully compete in the global fashion industry with established fashion companies may result in our inability to continue with our operations.

There are many established fashion companies that provide similar services. We expect competition in our market to increase significantly as new companies enter the market and current competitors expand their online services.

If we are unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, we may not be able to compete effectively.

In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a negative impact on our business, results of operations and financial condition and as a result, we may not be able to continue with our operations.. See “Competition” on page 5 for more information.

9.As a result of being in the business offering information and services through our website, we will face a higher potential for liability claims, and if any claims are commenced against us this could damage our business and as a result, we may not be able to continue with our operations.

We will offer information and services on our website. Most of our website’s content will be non-exclusive and republished information from other websites. As a result, we face the risk that claims may be made against us for losses or damages, perceived or real that could have a negative impact on our business. We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information contained on and communications made through our website. Based on links we may provide to other websites, we could also be subject to claims based upon on-line content we do not control that is accessible from our website.

These claims could result in substantial costs and a diversion of our management’s attention and resources, regardless of whether we are successful. Currently, we do not have any insurance coverage. Although we may be able to obtain general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that may not be covered by insurance or in excess of any insurance coverage we may obtain could have a negative impact on our business, financial condition and operating results. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our business as well as our ability to continue with our operations

10.Failure to successfully compete in the dental care industry as an online service provider with established dental companies will negatively impact our business.

There are many established dental companies that provide similar services. We expect competition in our market to increase significantly as new companies enter the market and current competitors expand their online services. In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a negative impact on our business, the results of our operations and our financial condition. See “Competition” on page 5 for more information

Page - 9

11.We operate in a highly regulated industry and compliance failures could result in a negative impact on our business.

Our services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon us.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on our business and add additional costs to doing business on the Internet.

Risks associated with FII:

12.No public trading market for our common stock may develop and as a result you may not be able to resell you stock..

Currently there is no public trading market for our common stock and one may not develop. Therefore there may be no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

13.Since our success depends upon the efforts of Patrizia Leone-Mitchell, the key member of our management, our failure to retain Patrizia Leone-Mitchell will negatively affect our business.

Our business is greatly dependent on the efforts of our president, Patrizia Leone-Mitchell, and on our ability to attract key personnel. Also, success will depend in large part upon our ability to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. We have not entered into a management agreement with Patrizia Leone-Mitchell. The loss of Ms. Mitchell could have a negative impact on our business, operating results and financial condition and as a result, we may not be able to continue with our operations.

14.Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations.

Our officers and directors have other obligations and time commitments that will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. See “Conflicts of interest” on page 21 for more information.

15.FII does not expect to pay dividends in the foreseeable future.

FII has never paid cash dividends on its Common Capital Shares and has no plans to do so in the foreseeable future. FII intends to retain earnings, if any, to develop and expand its business.

16.“Penny Stock” rules may make buying or selling FII’s Common Capital Shares difficult, and severely limit their market and liquidity.

Trading in FII’s Common Capital Shares is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. FII’s Common Capital Shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of FII’s Common Capital Shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in FII’s Common Capital Shares, which could severely limit their market price and liquidity of its Common Capital Shares. This could prevent you from reselling your shares and may cause the price of the Common Capital Shares to decline. See “Penny Stock rules” on page 13 for more details.

Page - 10

Item 2.   Description of Property.
Our sole asset is our interest in certain assets acquired under the option agreement. The assets include the domain name, “www.fashion-international.com”, Patrizia Leone-Mitchell’s many years of fashion and business experience, the FII business plan, extensive preliminary research on developing the FII business plan, and preliminary development of the web layout and the content to be contained in our website. We currently have the exclusive right to use these assets and have the exclusive right to purchase these assets. To acquire our 100% undivided interest in the assets, we must pay the full amount of the purchase price by June 9, 2004. If the purchase price is not paid in full by that date the option agreement will terminate unless extended. Patrizia Leone-Mitchell cannot terminate the option agreement voluntarily. If the option agreement is terminated and we have not purchased the assets, the 2,000,000 Common Voting Shares issued to Patrizia Leone-Mitchell will be left in the possession of Patrizia Leone-Mitchell.

We operate from our offices in Vancouver, British Columbia, Canada. Patrizia Leone-Mitchell provides space to us on a rent-free basis. Currently, there are no other businesses that operate out of these premises. It is anticipated this arrangement will remain until we begin generating revenues, at which time we will pay a nominal rent for this office space. It is our opinion that this office space will meet our needs for the foreseeable future.

Item 3.   Legal Proceedings.

FII is not a party to any pending legal proceedings and, to the best of FII’s knowledge, none of FII’s property or assets are the subject of any pending legal proceedings

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a)   Market Information

Our Common Capital Shares are not listed for trading on any exchange or quotation service.

Future sales by existing stockholders

A total of 7,000,000 shares of common stock were issued to the existing stockholders, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Page - 11

(b)   Holders of Record

We have 21 registered holders of FII’s Common Capital Shares.

(c)   Dividends

FII has declared no dividends on its Common Capital Shares and is not subject to any restrictions that limit its ability to pay dividends on its Common Capital Shares. Dividends are declared at the sole discretion of our Board of Directors.

(d)Recent Sales of Unregistered Securities

Since incorporation, we have sold the following securities that were not registered under the Securities Act of 1933.

Name and Address	Date	Shares	Consideration

Patrizia Leone-Mitchell	May 2002	2,000,000	$10,000 (1)
Kaela Beveridge	June 2002	200,000	1,000.00
Jeffsco Holdings Ltd.	June 2002	250,000	1,250.00
Richard N. Jeffs	June 2002	250,000	1,250.00
Nikki Jewel	June 2002	200,000	1,000.00
Krister A. Kottmeier	June 2002	200,000	1,000.00
Maria Leone	June 2002	600,000	3,000.00
Peter Maddocks	June 2002	400,000	2,000.00
Beverly Mitchell	June 2002	200,000	1,000.00
Dr. Brooke L. Mitchell	June 2002	200,000	1,000.00
Ethel A. Mitchell	June 2002	200,000	1,000.00
William A. Randall, III	June 2002	400,000	2,000.00
Kyle Shury	June 2002	100,000	500.00
Robert Stokes	June 2002	200,000	1,000.00
Megan Sprotson	June 2002	100,000	500.00
George Tsagkaris	June 2002	200,000	1,000.00
Georgina Wallace	June 2002	200,000	1,000.00
Robert Watt	June 2002	200,000	1,000.00
Verlee Webb	June 2002	500,000	2,500.00
Ken Yada	June 2002	200,000	1,000.00
Hendrik Zessel	June 2002	200,000	1,000.00
(1) Purchase and sale of assets under Option Agreement valued at $10,000.

We issued the 2,000,000 restricted shares of common stock to Patrizia Leone-Mitchell pursuant to Section 4(2) of the Securities Act of 1933. Patrizia Leone-Mitchell is a sophisticated investor, an officer and a director of FII, and was in possession of all material information relating to FII. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Page - 12

On June 18, 2002, we authorized the issuance of 5,000,000 Common Capital Shares at $0.005 to private investors for a total offering price of $25,000. The 5,000,000 Common Capital Shares were issued for investment purposes in a non-public offering. We relied upon Rule 903 of Regulation S. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, (c) there was no prearrangement for the sale of the shares with any buyer, (d) agreed to resell only in accordance with provisions of Regulation S, pursuant to a registration under the Securities Act of 1933, or pursuant to an available exemption, and (e) agreed not to engage in hedging transactions with regard to the shares unless in compliance with the Securities Act of 1933. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

(e)Penny Stock Rules

Trading in FII’s Common Capital Shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends FII’s Common Capital Shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in FII’s Common Capital Shares, which could severely limit their market price and liquidity of FII’s Common Capital Shares.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.
Item 6.   Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF FII INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

FII is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. FII raised $25,000 from our Reg S non-public offering in June 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement.

From inception to December 31, 2003, we had a loss of $15,124. This represented an increase of $4,811 in losses since December 31, 2002, which were a result of (a) an increase of $287 for office and general expenses, (b) an increase of $2,790 in professional fees, and (c) an increase of $1,234 for regulatory and filing fees, and (d) an increase $500 for website development.

Operating expenses decreased by $5,502 from $10,313 for the period from May 3, 2002 (inception) to December 31, 2002 to $4,811 for the period ended December 31, 2003. The decrease in operating expenses was caused by the decrease in operating expenses was primarily due to (a) a decrease of $635 for office and general expenses, (b) a decrease of $3,823 in professional fees, and (c) a decrease of $1,044 for regulatory and filing fees.

Page - 13

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

FII will continue to allocate the expenditures of its resources in very timely and measured manner. FII will not continue with expenditures if management thinks FII will be unable to complete the designated task. FII may require further equity financing to provide for some of the capital required to implement future development of the website and operations.
FII has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, FII may be unable to continue, develop or expand its operations. However, if equity financing is available to FII on acceptable terms, it could result in additional dilution to existing shareholders.

Results of Operations

From inception on May 3, 2002

FII has not acquired any ownership interest in the assets acquired from Patrizia Leone-Mitchell however, FII has made an initial payment for the assets as required under the original option agreement.

As of December 31, 2003 we have an accumulated deficit of $17,124.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to December 31, 2003 were $15,124. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services.

Liquidity and Capital Resources

As of the date of this annual report, FII has yet to generate any revenues from its business operations.

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

As of December 31, 2002 our total assets were $19,315 and our total liabilities were $4,628. As of December 31, 2003, our total assets were $11,907 and our total liabilities were $1,221. The decrease in the assets was a direct result of a decrease of $8,218 in cash. The decrease in total liabilities is a result of a decrease of $3,407 in accounts payable and accrued liabilities. The decrease in cash was a result of $4,811 in operating expenses and a decrease in the accounts payable and accrued liabilities of $3,407.

Plan of Operation for the Next Twelve Months

We have not had any revenues generated from our business operations since our incorporation.

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

Page - 14

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

FII will continue to develop the website located at www.fashion-international.com . Each of the current sections listed below will remain and be enhanced as resources are available.

Designer Collections – This section provides coverage and showcases designer collections from around the world at the FASHION-INTERNATIONAL.COM fashion portal via a hyperlink to Firstview.com. FII believes that Firstview.com has one of the most comprehensive websites showcasing designer’s current and past collections. We have not entered into any agreements with Firstview.com at this time and do not anticipate entering into any agreements during the next twelve months. We will continue to identify other sources for viewing designer collections.

Designer Biographies - In this section participants have access to information regarding different designers that may include: information on designers and the organizations that they operate, details of their personal lives, inspirations, awards, achievements, goals and ambitions as well as a hyperlink to the designer’s website. We will try to continue to compile this information as well as expand the list of designers for a more comprehensive section.

Interactive Fashion Consulting and Communication - In this section of the website, participants have access to personal fashion advice including individual beauty techniques, style and fashion advice as it relates to an individual’s unique characteristics. Patrizia will provide these online services to participants and FII will attempt to market this service directly to potential users.

News & Media – In this section, FII provides hyperlinks to Fashion “News and Media” is readily and widely available throughout the Internet. In addition to news wires, there are many fashion sites, including ModaItalia.net, ApparelNews.net and WWD.com that have very comprehensive sections devoted to fashion news and media. We provide a hyperlink from FASHION-INTERNATIONAL.COM to any information source’s website. We do not anticipate entering into any agreement with any news wire company or any fashion organization during the coming twelve months.

Education & Employment - In this section of the website, participants have access to information relating to education and employment within the fashion industry. Hyperlinks to educational institutions throughout the world are available including: FIT and Dolce Vita Italia. Employment listing and information is provided through a hyperlink to Fashion.net. FII will continue to expand this section and find additional sources of information relating to fashion education and employment opportunities. We do not anticipate entering into any agreement with any news wire company or any fashion organization during the coming twelve months.

Fashion Calendar and Index - In this section of the website, participants have access to a fashion calendar and information index that is provided by a hyperlink to Infomat.com. Sources of this information are readily and widely available on the Internet and we will continue to try and compile relevant information for use by participants. We do not anticipate entering into any agreement during the coming twelve months.

Designer Fashions & Hollywood Stars - In this section of the website, participants have access to information relating to Hollywood stars and their passion for high fashion. Sources of this information are readily and widely available on the Internet and we provide hyperlinks to People.com, Instyle.com and Women.com that have information on Hollywood stars and the designer clothes that they wear. We have not entered into any agreement or commenced negotiations with any organization at this time.

Newsletter - In this section of the website, participants have access to our newsletter which is developed for the enjoyment of fashion enthusiasts around the world. The newsletter focuses on exciting and relevant developments that are transpiring in the designer fashion world.

In addition to the above products and services, FII has determined that additional products and services should be developed over the next twelve months. FII believes that the underlying focus of all fashion related services is essentially the fashion products themselves. FII feels that many consumers are looking for unique fashion looks that will be recognized as being very “in-fashion” and at the same time providing them an element of uniqueness. FII believes that there are many consumers who are very “designer-fashion” conscious and enjoy many of the already available products and services at the fashion-international.com portal, but cannot afford to purchase the designer fashion goods.

Page - 15

In an attempt to expand the products and services available at the fashion portal, FII is planning on developing a collection of fashion goods that consumers can purchase. Patrizia has developed fashion design and manufacturing contacts throughout the world and is in the process of evaluating several of these manufacturers’ product offerings for their suitability and availability. Initially, Patrizia will focus on fashion manufacturers in North America and limiting the collection to tops, jackets and accessories. Sean will assist Patrizia in sourcing these products as well as in the marketing and sales of the products.

Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory – hence, retaining as much of their current financial resources as possible.

FII will purchase merchandise from identified manufacturers, digitally photograph the merchandise and then display the merchandise for sale at the fashion-international.com portal. Patrizia will provide FII with free access to digital photography equipment as well as mannequins to display the merchandise.

It is anticipated that many manufacturers will require bank drafts or certified checks for the purchase of merchandise until FII has developed a positive financial track record. FII will adopt a similar payment policy with its customers – bank drafts, certified checks or personal checks. Whenever possible, FII will attempt to negotiate payment terms with the manufacturers so as to limit the financial burden placed on FII.

In order to facilitate the potential growth of this new business segment, FII is currently looking for small warehouse space that FII could use to process the shipping and receiving of the fashion merchandise. FII believes that the facilities available at the current office facilities provided by Patrizia will be sufficient until such time as a small warehouse facility can be identified. FII will not enter into a facilities agreement other than a “month to month” arrangement and FII anticipates that such an arrangement will require negligible financial commitment on behalf of FII. All merchandise will be shipped to the consumer/purchaser at the expense of the purchaser and will be prepaid.

It is anticipated that the fashion merchandise will be displayed in a new section on the fashion-international.com fashion portal called “The Collection”. The merchandise will be displayed in very basic, yet effective, manner and will be easy for the consumer to view all the merchandise. When the consumer has determined which merchandise they would like to purchase, they will contact FII and place an order and make arrangements of the payment. Upon receiving payment, FII will ship the merchandise.

FII anticipates the addition of “The Collection” and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, “The Collection” section at the fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website.

It is anticipated that “The Collection” section of the fashion portal will be available in July 2004. FII is currently negotiating with a third party independent contractor to develop this section. FII anticipates that will cost approximately US$750 to develop this section of the fashion portal. FII anticipates that it will need to raise additional capital to facilitate the purchasing of the fashion merchandise from the identified manufacturers.

All products and services listed above will only be provided online via the Internet. We have no definitive suppliers that we are solely dependent on for supply of any goods or services. In addition to the development of “The Collection” section, FII will continue to internally develop the website with services that can be maintained and updated as new and relevant information becomes available. Large fashion organizations throughout the world will continue to be the source of such information. The diversity of these large organizations in combination with the diversity in the fashion industry provides a level of predictability that there will continue to be sources of fashion information available into the foreseeable future.

The FII fashion portal will continue to attempt to identify key areas of interest (described above) and consolidate different sources (or access via hyperlinks) of this information for the benefit of our users. We have not entered into any agreement or commenced negotiations with any organization that may be a provider of information, products or services.

FII’s fashion portal will continue to have hyperlinks to other related websites so that users can initially come to the FII portal and then determine the information that they are interested in and then hyperlink to the website (source) that they feel will provide this content. FII feels that developing a large base of users will be the key to developing different and diverse sources of revenue including the potential sales of merchandise in the “The Collection” section. The FII fashion portal will contain some internally developed content, but FII recognizes that there are many different sources of fashion content currently available on the Internet that developing a gateway – fashion portal – for users to more easily access all this information will be very useful. As the number of users of the fashion portal grows, it will be easier for FII to capitalize on revenue opportunities from advertising fees, sponsorship fees, affiliate fees, fashion consulting fees, premium subscriptions and merchandise sales. The continued development of the fashion portal and the use of hyperlinks to other related websites will be a positive key to increasing the number of users and ultimately the foundation for developing different and diverse sources of revenue. We do not feel that the use of hyperlinks will diminish our ability to generate revenue from the outlined sources of revenue; in fact we feel that the fashion portal will greatly benefit from the extensive use of hyperlinks.

Page - 16

Currently, we do not have any insurance coverage for any potential liabilities. In the future, if it is affordable, we may obtain general liability insurance.

We expect revenues generated from our website to contribute to our required working capital. However, until we are able to generate any revenue we may be required to raise additional working capital by way of equity. At any point, if we find that we do not have adequate working capital to complete an identified task, we may have to suspend our operations and attempt to raise more working capital so we can proceed. If we cannot raise the necessary working capital to proceed we may have to cease operations until we have sufficient working capital.

Sources of Revenue

FII has not generated any revenue since incorporation. We believe that we have identified numerous sources of potential revenue from the FASHION-INTERNATIONAL.COM website. The following briefly describes these potential revenue opportunities:

Advertising Fees - Initial advertising efforts will be directed within the fashion industry – designers and retailers – so as to solidify the commitment of focusing FASHION-INTERNATIONAL.COM solely on the fashion world. Flexibility is one of the key features of the Internet and we will be very flexible in developing strategic advertising programs for participating corporations. Advertising will be for sale on the FASHION-INTERNATIONAL.COM fashion portal and rates will generally be based on duration, the number of impressions received by the advertisement and its relative position within the fashion portal. The most common form of this type of advertising is conducted through banners and other online visual displays. Generally, users will click on the banner and a hyperlink will take the user to the advertiser’s website for further information. We will work very closely with all interested corporations to ensure that their advertising campaigns on the FASHION-INTERNATIONAL.COM portal are implemented and executed in a timely and professional manner.

Premium Subscriptions - Creating loyalty with all participating parties – designers, retailers and fashion enthusiasts - will be a primary focus of FASHION-INTERNATIONAL.COM. With all the features available, FASHION-INTERNATIONAL.COM will be able to allow interested parties to subscribe for premium services. While it is not the intention to charge onerous subscription fees, FASHION-INTERNATIONAL.COM will offer great value to those who wish to distinguish themselves. Some of the exclusive features that premium subscribers may receive are access to special online promotions and Newsletter subscriptions.

Affiliate Programs - Cross branding and the development of an extensive number of different affiliate programs will be a priority for us. The fashion industry and the concepts that FASHION-INTERNATIONAL.COM will be built upon lend themselves to the development of a tremendous affiliate program. The opportunities available between designers, retailers and fashion enthusiasts throughout the world are tremendous. We anticipate generating revenue growth through diverse and flexible affiliate programs.

Sponsorship Fees - Sponsorship rates will be based on duration, number of impressions and relative position within the FASHION-INTERNATIONAL.COM fashion portal. Sponsorship arrangements allow participating corporations to promote their products and services throughout a specific portion of the website. Due to the expected longer durations and more unique arrangements of a sponsorship relationship, participating corporations may require more customized and focused programs that will correlate with changing rate arrangements.

Fashion Consulting - Individual fashion consultation will be available at FASHION-INTERNATIONAL.COM for participants that require individual attention from fashion experts. While these services are available at certain designer retailers in large urban cities, they are not available to the mass consumers that reside outside these cities. Fashion and the desire for individuals to look stylish are very important in today’s society and we believe that there is a demand for such fashion consulting and a willingness to pay for such services.

Page - 17

Product Sales – FII anticipates generating revenue from the sale of fashion merchandise in the “The Collection” section of the fashion portal, which FII anticipates launching in July 2004. FII will focus on current fashionable merchandise, including tops, jackets and accessories. FII anticipates generating a 50% margin on the merchandise that it sells.

Patrizia will provide the personal consulting and co-ordinate the corporate efforts to attain arrangements involving advertising, subscriptions, sponsorships, affiliate programs and the sourcing of the merchandise that will be for sale in “The Collection” section. Sean will assist Patrizia in these efforts as outlined above. We will also evaluate the benefits of engaging a third party company to provide services to assist us in attaining revenue arrangements. We have not commenced any negotiations with any such company and have not entered into any agreements. We anticipate that any such agreement will be on a commission only basis and will have no cost to FII until such time as revenue arrangements are signed and revenue has commenced. It is at that time that FII will pay any third party company associated with the sales of revenue generating agreements. We believe that the allocation of time that will be devoted to FII (as outlined in the “Conflicts of Interest” section) by Patrizia, Sean and Rene will be sufficient to carry out all the responsibilities in developing FII.

Marketing

Marketing within the fashion industry is very important and we will ensure that the FASHION-INTERNATIONAL.COM website is developed with an emphasis on visual display combined with functionality. We are contemplating different marketing concepts to determine the most cost effective way of establishing the FASHION-INTERNATIONAL.COM as a trusted, current and consistent fashion brand. The marketing strategy will be focused so as to establish industry penetration in the most cost effective manner possible. The website will be the focus of this marketing plan and we will attempt to attract fashion designers, retailers and consumers/enthusiasts to the website. A top down marketing technique will continued by contacting large fashion organizations, associations and industry leaders and introducing our website. Then specific fashion designer organizations, fashion retailers, and fashion consumers by utilizing direct contact: telephone, fax, mail and email. In addition to marketing within the fashion industry directly, FII will continue to market our website through more conventional online technologies, including search engines. All marketing materials will be developed to enhance and replicate the FII corporate identity (a trusted, current and consistent resource within the online fashion industry) that we will develop at www.fashion-international.com. Initial North American marketing efforts will continue to be implemented in the most cost effective manner possible – internally developed materials, dissemination of materials via the Internet (email), fax or mail. FII will continue to implement this internally developed/implemented top down marketing effort in North America and Europe until there are corporate resources available to increase the website marketing budget.

Corporate Identity - The “FII corporate identity” will continue to be developed so as to establish FII as a trusted, current and consistent resource within the online fashion industry. Once this is accomplished it must be consistently reinforced. Therefore, it will be critical to focus all marketing efforts to reinforce and appropriately reflect the components of the “FII corporate identity”.

Promotion - In order to continue to establish a sustainable level of fashion information and resources, we will continue to establish industry relationships as well as attract new users. A comprehensive database of all potential fashion industry participants is being developed and their marketing requirements will continued to be evaluated for applicability and compatibility for FASHION-INTERNATIONAL.COM.

Public Relations and Co-Marketing Initiatives - This will continue to be the key medium in our ongoing growth. PR initiatives will seek to leverage the initial adoption and success and insure that all participants in the industry are aware of the opportunities that exist in utilizing FASHION-INTERNATIONAL.COM fashion portal.

E-Marketing Initiatives - We will continue to develop an online marketing initiative that will be focused on industry participants and establishing a profile on their requirements. Potential industry participants and their requirements will be very valuable in establishing a resource rich website. Establishing, maintaining and nurturing industry relationships will continue to be critical in providing FASHION-INTERNATIONAL.COM with relevant information and the key to our continued growth. We will continue to implement all manners of technology solutions to identify, establish, qualify, maintain and foster the necessary relationships within the fashion industry.

FII remains committed to the marketing approach outline above and feel that given FII’s current resources; this approach provides FII with the greatest opportunity to generate interest in the fashion portal’s products and services.

Page - 18

Internal and External Sources of Liquidity

FII has funded its operations principally from its June 2002 non-public offering.

Inflation

FII does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain information contained or incorporated by reference in this Annual Information Form, including the information set forth as to the future financial or operating performance of the Company, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about FII’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2004; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2004 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and FII disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on FII’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and FII assumes no obligation to update any such forward-looking statements.

FII may, from time to time, make oral forward-looking statements. FII strongly advises that the above paragraph and the risk factors described in this annual report and in FII’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of FII to materially differ from those in the oral forward-looking statements. FII disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7.   Financial Statements

See audited financial statements for the period ended December 31, 2003 and 2002 attached as an Exhibit to this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

FII’s principal independent accountant, LaBonte & Co., has not changed since the date of incorporation and there have been no disagreements with FII’s principal independent accountant.

FII’s principal independent accountant from May 3, 2002 (inception) to the current date is Labonte & Co., #610 – 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of FII’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”). DMCL’s address will remain at #610 – 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL’s address will be 1140 West Pender Street, Vancouver, British Columbia, Canada.

Page - 19

Item 8A.     Controls and Procedures.

FII maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in FII’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to FII’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, FII’s Chief Executive Officer and Chief Financial Officer believe FII’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by FII in this report is accumulated and communicated to FII’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, FII’s chief executive officer and chief financial officer concluded that FII’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in FII’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)   Identify Directors and Executive Officers

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Positions

Patrizia Leone-Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	37	president and sole member of the board of directors
Sean Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	37	treasurer
Rene Daignault 2175 Cortell StreetNorth Vancouver, British Columbia V7P 2A8 Canada	37	corporate secretary

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Patrizia Leone-Mitchell – sole director and president - Patrizia has been our president and sole director since incorporation. Patrizia graduated from the University of British Columbia and then completed postgraduate studies at the Fashion Institute of Technology in New York. Patrizia is the spouse of Sean Mitchell. Since 1990, Patrizia has worked in the fashion industry and for Leone International Marketing Inc. as the head women’s wear buyer and the executive in charge of marketing and advertising. Leone International Marketing Inc. is a retail fashion boutique located at 757 West Hastings Street, Vancouver, British Columbia, Canada.

Page - 20

Sean Mitchell – treasurer - Sean has been our treasurer since inception. Sean is the spouse of Patrizia Leone-Mitchell. Since graduating from the University of British Columbia in 1989, Sean has developed extensive experience in a diverse range of business developments, including commercial real estate salesman for Royal Lepage Commercial Inc. from January 1995 to December 1996 and from March 1997 to December 1999 as an Associate with The Pacific Rim Group dealing with merchant banking and enterprise development services within the private and public markets. Since November 2001, Sean has been working for Leone International Marketing Inc., with a focus on their A-Wear clothing collection. Sean’s responsibilities include working with clothing factories, merchandising personnel, assisting with logistics (shipping, receiving and accounts payable), assisting merchandise buyers and assisting marketing executives. Royal Lepage Commercial Inc. was a real estate brokerage firm with offices across Canada and a focus on commercial real estate sales and leasing. The Pacific Rim Group had offices in Vancouver, Canada and Hong Kong and was a financial services organization focused on assisting private and public entities. Leone International Marketing Inc. is a retail fashion boutique located at 757 West Hastings Street, Vancouver, British Columbia, Canada. Sean is also a promoter of DDI International Inc.

Rene Daignault – corporate secretary - Rene has been our secretary since inception. Since 1993, Rene has been a business and securities lawyer in British Columbia and a member in good standing with the Law Society of British Columbia. From November 1993 to October 1998, Mr. Daignault was an associate at Walker & Company, law firm. From November 1998 to August 1999, Rene was an associate at Russell & DuMoulin, law firm. From September 1999 to June 2002, Rene was an associate at Jeffs & Company Law Corporation. Since July 2002, Rene has been working as a sole practitioner. Rene is also an officer and a promoter of DDI International Inc.

Conflicts of interest

We think that Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault will be subject to conflicts of interest because they will not be devoting full-time to our operations. Patrizia will devote a minimum of 20 hours a week to our operations and Sean will devote a minimum of 20 hours a week. However, Rene devotes the majority of his time to his law practice and will only be able to devote 10 hours a week to our operations.

(b)   Identify Significant Employees

FII does not have any significant employees. However, FII has retained Mosaic Networks to host the website and as required, will engage a web developer to make enhancements and changes to the website. Management believes that the third party independent contractors that FII engages from time to time make a significant contribution to FII’s business operations.

(c)   Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by FII to become directors or executive officers with the exception that Patrizia Leone-Mitchell is the spouse of Sean Mitchell.

(d)   Involvement in Certain Legal Proceedings

(1)   No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)   No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)   No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)   No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Page - 21

(e)   Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and FII is not aware of any failures to file a required report during the period covered by this annual report.

(f)   Audit Committee Financial Expert

FII has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of FII’s limited operations, management believes the services of a financial expert are not warranted.

(g)   Identification of Audit Committee

FII does not have a separately-designated standing audit committee. Rather, FII’s entire board of directors perform the required functions of an audit committee. Patrizia Leone-Mitchell is the only member of FII’s audit committee. Patrizia Leone-Mitchell does not meet the independent requirements for an audit committee member. FII’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. FII has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

(h)   Disclosure Committee and Charter

FII has a disclosure committee and disclosure committee charter. FII’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about FII and the accuracy, completeness and timeliness of FII’s financial reports. A copy of FII’s disclosure committee charter is filed with this annual report.

(i)   Code of Ethics

FII has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of FII’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Also, FII’s code of ethics has been posted on its website at www.fashion-international.com. FII undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Sean Mitchell at 604-671-4434 to request a copy of FII’s code of ethics. Management believes FII’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

Our officers and directors have not received any compensation. There are no plans to compensate them, unless and until we begin to realize revenues and become profitable in our business operations. Since FII’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. Currently, there are no arrangements between FII and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between FII or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of FII or from a change in a named executive officer’s responsibilities following a change in control.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Page - 22

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)   Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of Common Capital Shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Capital Shares	Patrizia Leone-Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	2,000,000	28.57%
Common Capital Shares	Sean Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	0	0
Common Capital Shares	Rene Daignault 2175 Cortell Street North Vancouver, B. C. V7P 2A8 Canada	500,000 (3)	7.14%
Common Capital Shares	Maria Leone 1225 West 8th Ave Vancouver, British Columbia V6H 1C7 Canada	600,000	8.57%
Common Capital Shares	Richard N. Jeffs c/o 42 Brook Street London, W1K 5DB, UK	500,000 (4)	7.14%
Common Capital Shares	Peter Maddocks 3901 Braemar Place North Vancouver, B.C. V7N 4M8 Canada	400,000	5.71%
Common Capital Shares	William A. Randall, III 500 - 840 Howe Street Vancouver, British Columbia V6Z 2L2 Canada	400,000	5.71%
Common Capital Shares	Dr. Brooke Mitchell 5232 Malaspina Place North Vancouver, B.C. V7R 4M1 Canada	400,000 (5)	5.71%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 7,000,000 common shares issued and outstanding as of March 29, 2004.
[3] These shares are directly owned by Verlee Webb, the spouse of Rene Daignault.
[4] 250,000 of these shares are directly owned by Richard N. Jeffs. Jeffsco Holdings Ltd., which is wholly owned by Susan Jeffs, the spouse of Richard N. Jeffs, directly owns the remaining 250,000 shares.
[5] 200,000 of these shares are directly owned by Dr. Brooke Mitchell. The remaining 200,000 shares are directly owned by Beverly Mitchell, the spouse of Dr. Brooke Mitchell

Page - 23

(b)   Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Capital Shares	Patrizia Leone-Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	2,000,000	28.57%
Common Capital Shares	Sean Mitchell 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	0	0
Common Capital Shares	Rene Daignault 2175 Cortell Street North Vancouver, B. C. V7P 2A8 Canada	500,000 (2)	7.14%
Common Capital Shares	Directors and Executive Officers (as a group)	2,500,000	35.71%
[1] Based on 7,000,000 common shares issued and outstanding as of March 29, 2004.
[2] These shares are directly owned by Verlee Webb, the spouse of Rene Daignault.

(c)   Changes in Control

FII is not aware of any arrangement that may result in a change in control of FII.

Item 12. Certain Relationships and Related Transactions.

(a)   Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which we were a party other than the following:

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which we were a party other than the following:

On June 10, 2002, we signed an option agreement with our president and sole director, Patrizia Leone-Mitchell. We were granted the right to earn the full title, rights and interest in certain assets in consideration of issuing Patrizia Leone-Mitchell 2,000,000 Common Capital Shares. To fully exercise our option and to earn the full title, right and interest in the assets we will have to pay Patrizia Leone-Mitchell an additional $250,000 cash by June 9, 2004. This cash payment represents consideration for the continued services that Patrizia will provide in developing and enhancing our website. The assets include the domain name, “fashion-international.com”, Patrizia Leone-Mitchell’s fashion and business experience, the FII business plan, extensive preliminary research on developing the FII business plan, and preliminary development of the web layout and the content to be contained in our website.

Patrizia’s has many years of fashion and business experience that we will benefit from by having Patrizia as our sole director and President, which we will be able to rely on and use in developing and adding value to our business and website. The value of these assets was determined by Patrizia based on (1) the many years of fashion and business experience that Patrizia will provide to us through her services as director and president, (2) the goodwill of Patrizia’s name in the fashion industry, and (3) the amount of time and effort Patrizia has put into developing the website and domain name. In addition, Patrizia incurred costs of approximately $200 to acquire the assets.

The term of the option agreement can be extended for an additional 12 months at our discretion. As consideration for the extension of term, we would have to issue an additional 500,000 shares to Patrizia.

Since inception, we have incurred approximately $77 in legal fees to a law firm where Rene Daignault worked as an associate. The legal fees were for our incorporation and organization.

(b)   Transactions with Promoters

Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault are the promoters of FII. They are the only persons who have taken an initiative in founding and organizing our business. None of the promoters have received anything of value from us nor is any one of them entitled to receive anything of value from us for services provided as a promoter

Page - 24

Item 13. Exhibits and Reports on Form 8-K.

(a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	1. Audited Financial Statements for the period ended December 31, 2003	Included
3.1	Corporate Charter filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.2	Articles of Incorporation filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.3	Bylaws filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
10.1
Option Agreement dated June 10, 2002, between FII International Inc. and Patrizia Leone-Mitchell filed as an attached exhibit to FII’s Form SB-2 filed on October 16, 2002, and incorporated herein by reference.
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by FII during the quarter ended December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for FII’s audit of annual financial statements and for review of financial statements included in FII’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $ 1,125 – LaBonte & Co.
2002 - $ 3,900 – LaBonte & Co.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of FII’s financial statements and are not reported in the preceding paragraph:

2003 - $ nil
2002 - $ nil

Page - 25

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $ nil
2002 - $ nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $ nil
2002 - $ nil

(5)   FII’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant’s engagement to audit FII’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, FII has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

                   By:   /s/ Patrizia Leone-Mitchell
       Name:    Patrizia Leone-Mitchell
       Title:   Director and CEO
       Dated:   March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of FII and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Patrizia Leone-Mitchell	President, Principal Executive Officer, and sole member of the Board of Directors	March 29, 2004
/s/ Sean Mitchell	Treasurer and Chief Financial Officer	March 29, 2004
/s/ Rene H. Daignault	Corporate Secretary	March 29, 2004

Page - 26

Exhibit 31

Page - 27

FII INTERNATIONAL INC. CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Patrizia Leone-Mitchell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FII International Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004
/s/ Patrizia Leone- Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 28

FII INTERNATIONAL INC. CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sean Mitchell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of FII International Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004
/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 29

Exhibit 32

Page - 30

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FII International Inc. (“FII”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President and Chief Executive Officer of FII and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer
March 29, 2004

Page - 31

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FII International Inc. (“FII”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Secretary, Treasurer, and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer
March 29, 2004

Page - 32

FII INTERNATIONAL INC.
(a development stage company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

Page - 33

INDEPENDENT AUDITORS’ REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 34

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of FII International Inc.

We have audited the balance sheets of FII International Inc. (a development stage company) as at December 31, 2003 and 2002 and the statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2003, the period from May 3, 2002 (inception) to December 31, 2002 and the period from May 3, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows and the changes in stockholders’ equity for the year ended December 31, 2003, the period from May 3, 2002 (inception) to December 31, 2002 and the period from May 3, 2002 (inception) to December 31, 2003in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the initial development stage and has incurred losses since inception raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           “Dale Matheson Carr-Hilton LaBonte”
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 24, 2004

Page - 35

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash	$11,097	$19,315

	$11,907	$19,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,221	$4,628

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3))

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(17,124)	(12,313)

	9,876	14,687

	$11,097	$19,315

The accompanying notes are an integral part of these financial statements

Page - 36

FII INTERNATIONAL INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2003	May 3, 2002 (inception) to December 31, 2002	May 3, 2002 (inception) to December 31, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$287	$922	$1,209
Professional fees	2,790	6,613	9,403
Regulatory and filing fees	1,234	2,278	3,512
Website development costs	500	500	1,000

NET LOSS FOR THE PERIOD	$(4,811)	$(10,313)	$(15,124)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	6,804,878

The accompanying notes are an integral part of these financial statements

Page - 37

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 2, 2002 (INCEPTION) TO DECEMBER 31, 2003

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement - June 10, 2002	2,000,000	$2,000	$-	$(2,000)	$-

Issued for cash at $0.005 per share – June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	$7,000	$20,000	$(17,124)	$9,876

The accompanying notes are an integral part of these financial statements

Page - 38

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2003	May 3, 2002 (inception) to December 31, 2002	May 3, 2002 (inception) to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,811)	$(10,313)	$(15,124)
Adjusted for item not involving cash:
Changes in accounts payable	(3,407)	4,628	1,221

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,218)	(5,685)	(13,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	25,000

INCREASE (DECREASE) IN CASH	(8,218)	19,315	11,097

CASH, BEGINNING OF PERIOD	19,315	-	-

CASH, END OF PERIOD	$11,097	$19,315	$11,097

Other non-cash transactions:
During 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these financial statements

Page - 39

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name “fashion-international.com” in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004. The Company, through fashion-international.com, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company has filed a SB-2 registration statement with the Securities and Exchange Commission and is currently seeking approval from the NASD to list its shares for trading on the OTCBB.

The Company anticipates funding its operations for the next 12 months through advances from the director or through additional equity financing as required.

The Company is in the initial development stage and has incurred losses since inception totalling $15,124. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 3, 2002 in the State of Nevada. The Company’s fiscal year end is December 31 with its initial period being from May 3, 2002 (inception) to December 31, 2003.

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

Option payments
The Company has the option to acquire certain proprietary information as described in note 3. As the option is exercisable entirely at the discretion of the Company, the amounts are recorded on an as paid basis.

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

Page - 40

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. They will be tested for impairment annually and if management determines that an impairment has occurred, the carrying value of the asset will be reduced accordingly.

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

Stock-Based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deffered tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deffered tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on defferedtax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. .

NOTE 3 – OPTION AGREEMENT

By agreement dated June 10, 2002 between the Company and Patrizia Leone-Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name fashion-international.com and other related proprietary information (“Fashion-International”), in exchange for 2,000,000 restricted common shares of capital stock of the Company valued at $10,000 and an additional payment of $250,000 payable in cash on or before the end of the option term. The term of the option is for two years ended June 9, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve Fashion-International, however the assets remain under control of the optionee until all option payments have been made. The optionee is the sole director of the Company.

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop fashion-international.com and other related proprietary information at the related party vendor’s cost, if determinable. The transaction has been recorded at a nil value as the vendor’s cost is not determinable.

Page - 41

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.
To December 31,2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $15,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 42

EXHIBIT 99.1
CODE OF ETHICS

Page - 43

FII INTERNATIONAL INC.

Code of Ethics

Overview

FII has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of FII’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

FII has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct FII’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which FII expects each Employee to conduct himself or herself while representing FII. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to FII ‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other FII officers and management. Together all Employees can continue to make FII a company that sets a standard for fashion service companies.

Objective

One of FII’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. FII cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, FII considers it essential that all Employees understand and comply with the Code and therefore share and participate in FII’s way of conducting business.

Standard of Conduct

FII insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. FII also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of FII.

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of FII to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of FII.

Obeying the Law

All Employees of FII are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which FII conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Patrizia Leone-Mitchell, FII’s chief executive officer, has been appointed as Compliance Officer of FII, responsible for overseeing compliance with, and enforcement of, the Code. Sean Mitchell, FII’s chief financial officer, has been appointed as Assistant Compliance Officer. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of FII is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Page - 44

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and FII to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of FII’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about FII must refrain from trading in the shares of FII until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside FII or outside, such as spouses, relatives or friends.
FII makes regular formal disclosures of its financial performance and results of operations to the investment community. FII also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside FII about FII’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

FII is required to maintain a variety of records for purposes of reporting to the government. FII requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

FII’s accounting records and supporting documents must accurately describe and reflect the nature and result of FII’s business operations. All activities and results of FII’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on FII’s books. Procedures for doing so must comply with FII’s financial policy and follow FII’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to FII’s Board of Directors.

Record Keeping and Retention

To help maintain the integrity of FII’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of FII’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of FII, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose FII’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of FII as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to FII or any of its industries, or to respond to comments about FII. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

FII is committed to protecting the health and safety of its Employees. FII expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. FII will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. FII will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 45

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in FII’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of FII’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of FII where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of FII, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of FII. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect FII’s business.
No Employee will use FII’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of FII.
Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with FII; (2) conduct business on behalf of FII with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from FII’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by FII, or that FII is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

FII expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of FII or its clients. All Employees are required to seek the consent of FII management if they intend to become partners or shareholders in companies outside FII’s corporate structure.

Fair Competition

FII’s policy is to comply fully with competition and antitrust laws throughout the world. FII is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

International Trade

FII must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because FII is a U.S. company, this law applies to FII and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

FII is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of FII’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of FII. Political contributions or expenditures are not to be made out of FII’s funds in any foreign country, even if permitted by local law, without the consent of the President of FII.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on FII’s behalf, or are on FII’s property, are expected to follow the law, the Code, and honor FII’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of FII’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. FII’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, FII’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflects FII’s high ethical standards. FII expects and requires each and every Employee, as a representative of FII, to fulfill FII’s ethical commitment in a way that is visible to the outside world with which FII conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Page - 46

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to FII’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands FII’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 47

Schedule “A”

VALUES

FOCUS: We exist only because we are in the fashion business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 48

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
HarassmentI
ndustrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 49

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of FII International Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of FII’s Code of Ethics.

Date: __________________________________________________________________________

Name (print): ___________________________________________________________________

Position: _______________________________________________________________________

Address: _______________________________________________________________________

Signature: ______________________________________________________________________

Page - 50

EXHIBIT 99.2
AUDIT COMMITTEE CHARTER

Page - 51

FII INTERNATIONAL INC.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of FII’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on FII’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of FII’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by FII’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to FII. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which FII operates.

Page - 52

3.Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in FII’s annual report.

Page - 53

Committee’s Relationship with External and Internal Auditors

1.The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.The internal audit function will be responsible to the Board of Directors through the committee.

5.If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.Risk Management – FII’s business risk management process, including the adequacy of FII’s overall control environment and controls in selected areas representing significant financial and business risk.

2.Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.Internal Controls and Regulatory Compliance – FII’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 54

5.Regulatory Examinations – Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:
  the code of ethical conduct,
  changes in important accounting principles and the application thereof in both interim and annual financial reports, significant conflicts of interest and related-party transactions, external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors), internal auditor performance and changes in internal audit leadership and/or key financial management, procedures for whistle blowers,
  pre-approve allowable services to be provided by the auditor, and retention of complaints.

Page - 55

EXHIBIT 99.3
DISCLOSURE COMMITTEE CHARTER

Page - 56

FII INTERNATIONAL INC.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All financial disclosures made by FII to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, FII’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

FII’s Disclosure Committee (the “Committee”) will assist FII’s officers and directors (collectively, the “Senior Officers”) fulfilling FII’s and their responsibilities regarding (i) the identification and disclosure of material information about FII and (ii) the accuracy, completeness and timeliness of FII’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•  Review and, as necessary, help revise FII’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by FII to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that FII will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•  Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•  Review FII’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to FII’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•  Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 57

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of FII’s officers and employees, including the “tone at the top”; FII’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of FII’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of FII will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 58

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in FII’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of FII’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 59