Form 10QSB
period 2004-03-31
FII INTERNATIONAL INC
filed 2004-05-17
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-50662

FII INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377768 (I.R.S. Employer Identification No.)

101-1128 Quebec Street, Vancouver, British Columbia, V6A 4E1, Canada (Address of principal executive offices)

604-687-8210 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 17, 2004

Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Page - 2

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,877	$11,097

	$9,877	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,919	$1,221

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(19,042)	(17,124)

	7,958	9,876

	$9,877	$11,097

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	May 3, 2002 (inception) to March 31, 2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$148	$21	$1,357
Professional fees	1,070	300	10,473
Regulatory and filing fees	700	235	4,212
Website development costs	-	500	1,000

NET LOSS FOR THE PERIOD	$1,918	$1,056	$17,042

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	May 3, 2002 (inception) to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,918)	$(1,056)	$(17,042)
Adjusted for item not involving cash:
Changes in accounts payable	698	(3,828)	1,919

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,220)	(4,884)	(15,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	25,000

INCREASE (DECREASE) IN CASH	(1,220)	(4,884)	9,877

CASH, BEGINNING OF PERIOD	11,097	19,315	-

CASH, END OF PERIOD	$9,877	$14,431	$9,877

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

MARCH 31, 2004

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

The Company is in the initial development stage and has incurred losses since inception totalling $17,042. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Page - 7

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. .

Page - 8

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
To March 31, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $17,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 9

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

From inception to March 31, 2004, we had a loss of $17,042. This represented an increase of $1,918 in losses since December 31, 2003, which were a result of (a) an increase of $148 for office and general expenses, (b) an increase of $1,070 in professional fees, and (c) an increase of $700 for regulatory and filing fees.

Operating expenses increased by $862 from $1,056 for the three-month period ended March 31, 2003 to $1,918 for the three-month period ended March 31, 2004. The increase in operating expenses was primarily due to (a) an increase of $127 for office and general expenses, (b) an increase of $770 in professional fees, and (c) an increase of $465 for regulatory and filing fees and (d) a decrease of $ 500 in website development.

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

As of March 31, 2004 we have an accumulated deficit of $ 19,042.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to March 31, 2004 were $ 17,042. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

Page - 10

Also, FII issued another 5,000,000 Common Capital Shares through a Reg S offering in June 2002 at the offering price of $0.005 per share.

As of December 31, 2003 our total assets were $11,097 and our total liabilities were $1,221. As of March 31, 2004, our total assets were $9,877 and our total liabilities were $1,919. The decrease in the assets was a direct result of a decrease of $1,220 in cash and an increase of $698 in accounts payable and accrued liabilities. The decrease in cash was a result of $1,918 in operating expenses and an increase in accounts payable and accrued liabilities of $698.

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

FII is planning on developing a collection of fashion goods that consumers and retailers can purchase through the FII website. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory – hence, retaining as much of their current financial resources as possible. It is anticipated that the fashion merchandise will be displayed in a new section on the fashion-international.com fashion portal called “The Collection”.

We expect revenues generated from our website to contribute to our required working capital. However, until we are able to generate any revenue we may be required to raise additional working capita. At any point, if we find that we do not have adequate working capital to complete an identified task, we may have to suspend our operations and attempt to raise more working capital so we can proceed.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about FII’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

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

Page - 11

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on FII’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and FII assumes no obligation to update any such forward-looking statements.

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

Item 2. Changes in Securities.

During the quarter of the fiscal year covered by this report, (i) FII did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) FII did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of FII. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Page - 12

Item 6. Exhibits and Reports on Form 8-K

(a)    Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to FII’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Corporate Charter filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.2	Articles of Incorporation filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.3	Bylaws filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
10.1
Option Agreement dated June 10, 2002, between FII International Inc. and Patrizia Leone-Mitchell filed as an attached exhibit to FII’s Form SB-2 filed on October 16, 2002, and incorporated herein by reference.
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

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

FII INTERNATIONAL INC.

                                          By: /s/ Patrizia Leone-Mitchell
       Name:    Patrizia Leone-Mitchell
       Title:   Director and CEO
       Dated:   May 7, 2004

                       By: /s/ Sean Mitchell
      Name:    Sean Mitchell
       Title:   CFO
       Dated:   May 7, 2004

Page - 13

Exhibit 31

Page - 14

FII INTERNATIONAL INC.
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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 7, 2004

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 15

FII INTERNATIONAL INC.
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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 7, 2004

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 16

Exhibit 32

Page - 17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

May 7, 2004

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

May 7, 2004

Page - 19