Form 10QSB
period 2004-06-30
FII INTERNATIONAL INC
filed 2004-08-16
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2004

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

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 11, 2004

Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

Page - 2

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$6,947	$11,097
Prepaid Expenses	450	-

	$7,397	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$997	$1,221

CONTINGENCIES AND COMMITMENTS (Notes 1 and 3)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(20,600)	(17,124)

	6,400	9,876

	$7,397	$11,097

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended			Six Months Ended	May 3, 2002 (inception) to
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$200	$141	$348	$ 162	$1,557
Professional fees	824	1,694	1,894	1,994	11,297
Regulatory and filing fees	534	642	1,234	877	4,746
Website development costs	-	-	-	500	1,000

NET LOSS FOR THE PERIOD	$(1,558)	$(2,477)	$(3,476)	$ (3,533)	$(18,600)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO JUNE 30, 2004 (unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement - June 10, 2002	2,000,000	$2,000	$-	$(2,000)	$-

Issued for cash at $0.005 per share – June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2003	-	-	-	(15,124)	(15,124)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the period ended June 30, 2004 (unaudited)	-	-	-	(3,476)	(3,476)

Balance, June 30, 2004 (unaudited)	7,000,000	$7,000	$20,000	$(20,600)	$6,400

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	May 3, 2002 (inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (3,476)	$(3,533)	$(18,600)
Adjusted for item not involving cash:
Changes in accounts payable	(224)	(1,993)	997
Changes in prepaid expenses	(450)	-	(450)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,150)	(5,526)	(18,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	25,000

INCREASE (DECREASE) IN CASH	(4,150)	(5,526)	6,947

CASH, BEGINNING OF PERIOD	11,097	19,315	-

CASH, END OF PERIOD	$ 6,947	$13,789	$6,947

The accompanying notes are an integral part of these interim financial statements

Page - 7

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

JUNE 30, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name “fashion-international.com” in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 originally payable on or before June 9, 2004 (Refer to Note 3). The Company, through fashion-international.com, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company is planning to go public by way of a SB-2 registration statement filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB.

The Company is in the initial development stage and has incurred losses since inception totalling $18,600. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Page - 8

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

JUNE 30, 2004

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in

Page - 9

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

JUNE 30, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

income in the period that includes the date of enactment or substantive enactment. As at June 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – OPTION AGREEMENT

By agreement dated June 10, 2002 between the Company and Patrizia Leone-Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name fashion-international.com and other related proprietary information (“Fashion-International”), in exchange for 2,000,000 restricted common shares of capital stock of the Company and an additional payment of $250,000 payable in cash on or before the end of the option term. The term of the option is for two years ended June 9, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve Fashion-International, however the assets remain under control of the optionee until all option payments have been made. Effective June 7, 2004 the Company and the Optionee agreed to amend the original option term to June 9, 2005 with the further extension through the issuance of 500,000 restricted common shares of capital stock being unchanged. The optionee is the sole director of the Company.

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop fashion-international.com and other related proprietary information at a nil value as the related vendor’s cost is not determinable.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.
To June 30, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $18,600 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

From inception to June 30, 2004, we had a loss of $18,600. This represented an increase of $3,476 in losses since December 31, 2003, which were a result of (a) an increase of $348 for office and general expenses, (b) an increase of $1,894 in professional fees, and (c) an increase of $1,234 for regulatory and filing fees.

Operating expenses decreased by $919 from $2,477 for the three-month period ended June 30, 2003 to $1,558 for the three-month period ended June 30, 2004. The decrease in operating expenses was primarily due to (a) an increase of $59 for office and general expenses, (b) an decrease of $870 in professional fees, and (c) an decrease of $108 for regulatory and filing fees.
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

As of June 30, 2004 we have an accumulated deficit of $20,600.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to June 30, 2004 were $18,600. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

As of December 31, 2003 our total assets were $11,097 and our total liabilities were $1,221. As of June 30, 2004, our total assets were $7,397 and our total liabilities were $997. The decrease in the assets was a direct result of a decrease of $4,150 in cash and an increase in prepaid expenses of $450. The decrease of $224 in liabilities was a direct result of a decrease in accounts payable and accrued liabilities of $224. The decrease in cash was a result of $3,476 in operating expenses, $450 in prepaid expenses and an decrease in accounts payable and accrued liabilities of $224.

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

FII is planning on developing a collection of fashion goods that consumers and retailers can purchase through the FII website. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory – hence, retaining as much of their current financial resources as possible. It is anticipated that the fashion merchandise will be displayed in a new section on the fashion-international.com fashion portal called “The Collection” and this section will be available by the end of August 2004.

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

Page - 12

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

(a)Index to and Description of Exhibits

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
Filed
10.2	Amending Agreement to the Option Agreement dated June 7, 2004, between FII International Inc. and Patrizia Leone-Mitchell.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an attached exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an attached exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an attached exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed

(b)   Reports on Form 8-K.

No reports were filed during the first quarter of the fiscal year covered by this report.

Page - 13

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

                    /s/ Patrizia Leone-Mitchell
                       By_______________________
       Name:    Patrizia Leone-Mitchell
       Title:   Director and CEO
       Dated:   August 12, 2004

                    /s/ Sean Mitchell
                       By_______________________
       Name:    Sean Mitchell
       Title:   CFO
       Dated:   August 12, 2004

Page - 14

Exhibit 31

Page - 15

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

Date: August 12, 2004

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 16

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

Date: August 12, 2004

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 17

Exhibit 32

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer
August 12, 2004

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer
August 12, 2004

Page - 20

Exhibit 10.2

Page - 21

AMENDING AGREEMENT

This AMENDING AGREEMENT made as of the 7th day of June, 2004, to the Option Agreement made as of June 10, 2002,

BETWEEN:

   FII INTERNATIONAL INC., a Nevada corporation having an office at 1901-1128 Quebec Street, Vancouver, British Columbia, V6A 4E1

   (the “Optionee”)

AND:

   PATRIZIA LEONE-MITCHELL, businesswoman, with an office at 1901-1128 Quebec Street, Vancouver, British Columbia, V6A 4E1

   (the “Owner”)

WITNESSES THAT WHEREAS:

A.   By an Option Agreement (the “Original Agreement”) made between the parties hereto as of June 10, 2002, the Owner agreed to option certain assets to the Optionee.

B.   The parties wish to amend the Option Agreement pursuant to the terms and conditions of this agreement.

for valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree that:

1.   The parties agree to extend the term of the Original Agreement for a period of 12 months to allow the Optionee additional time to raise the required funds for the option payment at the end of the term of the Original Agreement.

2.   The Original Agreement is amended by deleting Section 2.d. of the Original Agreement in its entirety and replacing it with the following:

“2.   d.   “Term” means June 10, 2002 to June 9, 2005.”

3.   The Original Agreement is amended by deleting the phrase “May 11, 2004” from Section 7 of the Original Agreement and replacing it “May 11, 2005”.

4.   The Original Agreement is amended by deleting the phrase “June 9, 2004” from Section 8 of the Original Agreement and replacing it “June 9, 2005”.

5.   The Original Agreement is amended by deleting the phrase “June 9, 2005” from Section 9 of the Original Agreement and replacing it “June 9, 2006”.

Page - 22

6.   The Original Agreement will henceforth be read and construed together with this agreement, and the Original Agreement will remain in full force and effect.

7.   If there are any inconsistencies between this agreement and the Original Agreement, this agreement will govern.

8.   All terms, conditions, covenants, agreements, benefits and obligations contained in the Original Agreement and as amended by this agreement, will be binding upon and enure to the benefit of the parties hereto and their respective successors and assigns.

IN WITNESS WHEREOF this Amending Agreement has been signed the day and year first above written.

FII International Inc.

Per:   /s/ Patrizia Leone-Mitchell
Authorized Signatory

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell

Page - 23