Form 10KSB/A
period 2003-12-31
FII INTERNATIONAL INC
filed 2004-09-10
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A 1

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

These claims could result in substantial costs and a diversion of our management’s attention and resources, regardless of whether we are successful. Currently, we do not have any insurance coverage. Although we may be able to obtain general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that may not be covered by insurance or in excess of any insurance coverage we may obtain could have a negative impact on our business, financial condition and operating results. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our business as well as our ability to continue with our operations

Page - 9

10.We operate in a highly regulated industry and compliance failures could result in a negative impact on our business.

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

Risks associated with FII:

11.No public trading market for our common stock may develop and as a result you may not be able to resell you stock..

Currently there is no public trading market for our common stock and one may not develop. Therefore there may be no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

12.Since our success depends upon the efforts of Patrizia Leone-Mitchell, the key member of our management, our failure to retain Patrizia Leone-Mitchell will negatively affect our business.

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

13.Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations.

Our officers and directors have other obligations and time commitments that will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. See “Conflicts of interest” on page 21 for more information.

14.FII does not expect to pay dividends in the foreseeable future.

FII has never paid cash dividends on its Common Capital Shares and has no plans to do so in the foreseeable future. FII intends to retain earnings, if any, to develop and expand its business.

15.“Penny Stock” rules may make buying or selling FII’s Common Capital Shares difficult, and severely limit their market and liquidity.

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
       Dated:   September 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of FII and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Patrizia Leone-Mitchell	President, Principal Executive Officer, and sole member of the Board of Directors	September 8, 2004
/s/ Sean Mitchell	Treasurer and Chief Financial Officer	September 8, 2004
/s/ Rene H. Daignault	Corporate Secretary	September 8, 2004

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

Date: September 8, 2004
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

Date: September 8, 2004
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
September 8, 2004

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
September 8, 2004

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