Form 10QSB
period 2004-09-30
FII INTERNATIONAL INC
filed 2004-11-15
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2004

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
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 12, 2004
Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 2

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,921	$11,097
Prepaid Expenses	300	-

	$3,221	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,110	$1,221

CONTINGENCIES AND COMMITMENTS (Notes 1 and 3)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(24,889)	(17,124)

	2,111	9,876

	$3,221	$11,097

The accompanying notes are an integral part of these interim financial statements

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

					May 3, 2002
	Three Months Ended September 30,		Nine Months Ended September 30,		(inception) to September 30,
	2004	2003	2004	2003	2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$101	$-	$449	$162	$1,658
Professional fees	3,609	688	5,503	2,682	14,906
Regulatory and filing fees	579	187	1,813	1,064	5,325
Website development costs	-	-	-	500	1,000

NET LOSS FOR THE PERIOD	$(4,289)	$(875)	$(7,765)	$(4,408)	$(22,889)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO SEPTEMBER 30, 2004 (unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement - June 10, 2002	2,000,000	$2,000	$-	$(2,000)	$-

Issued for cash at $0.005 per share - June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the period ended September 30, 2004 (unaudited)	-	-	-	(7,765)	(7,765)

Balance, September 30, 2004 (unaudited)	7,000,000	$7,000	$20,000	$(24,889)	$2,111

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	May 3, 2002 (inception) to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,765)	$(4,408)	$(22,889)
Adjusted for item not involving cash:
Changes in accounts payable	(111)	(3,639)	1,110
Changes in prepaid expenses	(300)	-	(300)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,176)	(8,047)	(22,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	25,000

INCREASE (DECREASE) IN CASH	(8,176)	(8,047)	2,921

CASH, BEGINNING OF PERIOD	11,097	19,315	-

CASH, END OF PERIOD	$2,921	$11,268	$2,921

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

SEPTEMBER 30, 2004

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name "fashion-international.com" in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 originally payable on or before June 9, 2004 (Refer to Note 3). The Company, through fashion-international.com, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company is planning to go public by way of a SB-2 registration statement filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB, pending NASD approval.

The Company is in the initial development stage and has incurred losses since inception totalling $22,889. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Page - 7

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Page - 8

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

SEPTEMBER 30, 2004

NOTE 3 - OPTION AGREEMENT

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
To September 30, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

Refer to Note 3.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $23,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

From inception to September 30, 2004, we had a loss of $22,889. This represented an increase of $7,765 in losses since December 31, 2003, which were a result of (a) an increase of $449 for office and general expenses, (b) an increase of $5,503 in professional fees, and (c) an increase of $1,813 for regulatory and filing fees.

Operating expenses increased by $3,414 from $875 for the three-month period ended September 30, 2003 to $4,289 for the three-month period ended September 30, 2004. The increase in operating expenses was primarily due to (a) an increase of $101 for office and general expenses, (b) an increase of $2,921 in professional fees, and (c) an increase of $392 for regulatory and filing fees.

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

As of September 30, 2004 we have an accumulated deficit of $24,889.

Page - 10

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to September 30, 2004 were $22,889. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

As of December 31, 2003 our total assets were $11,097 and our total liabilities were $1,221. As of September 30, 2004, our total assets were $3,221 and our total liabilities were $1,110. The decrease in the assets was a direct result of a decrease of $8,176 in cash and an increase in prepaid expenses of $300. The decrease of $111 in liabilities was a direct result of a decrease in accounts payable and accrued liabilities of $111. The decrease in cash was a result of $7,765 in operating expenses, $300 in prepaid expenses and a decrease in accounts payable and accrued liabilities of $111.

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

FII is continuing to develop a collection of fashion goods that consumers and retailers can purchase through the FII website. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory - hence, retaining as much of their current financial resources as possible. It is anticipated that the fashion merchandise will be displayed in a new section on the fashion-international.com fashion portal called "The Collection" and this section will be launched in by the end of November 2004 with an initial selection of merchandise. Further merchandise will be added when it becomes available. It is anticipated that the Spring 2005 merchandise will be available in December 2004.

FII expects revenues generated from its website to contribute to its required working capital. However, until FII is able to generate any revenue it may be required to raise additional working capital. At any point, if FII finds that it does not have adequate working capital to complete an identified task, FII may have to suspend its operations and attempt to raise more working capital so it can proceed.

Management plans to improve FII’s cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, FII has not contemplated any plan of liquidation if it does not generate revenues. FII cannot ensure, however, that these plans will be successful.

Page - 11

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

PART II - OTHER INFORMATION

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

(b)    Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

Page - 14

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

By:/s/ Patrizia Leone-Mitchell
Name:     Patrizia Leone-Mitchell
Title:    Director and CEO
Dated:    November 8, 2004

By:/s/ Sean Mitchell
Name:     Sean Mitchell
Title:    CFO
Dated:    November 8, 2004

Page - 15

Exhibit 31

Page - 16

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

Date: November 8, 2004

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 17

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

Date: November 8, 2004

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer
November 8, 2004

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. ("FII") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer
November 8, 2004

Page - 21