Form 10KSB
period 2004-12-31
FII INTERNATIONAL INC
filed 2005-03-31
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number

FII INTERNATIONAL INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377768 (I.R.S. Employer Identification No.)
1100 Melville Street, 6th Floor, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 4A6 (Zip Code)

Issuer’s telephone number: 604-687-8210

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Shares - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year.  $nil

Page - 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $22,500 as of March 30, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2005
common shares - $0.001 par value	7,000,000

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and Exhibit 2.2 (By-laws) both filed as exhibits to FII’s registration statement on Form SB-2 filed on August 15, 2002; Exhibit 10.1 (Option Agreement) filed as an exhibit to FII’s registration statement on Form SB-2 filed on October 16, 2002; and Exhibit 10.2 (Amending Agreement) filed as an exhibit to FII’s quarterly report on Form 10-QSB on August 16, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

We are a development stage company that was incorporated in the State of Nevada on May 3, 2002. We maintain our statutory registered agent’s office at 50 West Liberty Street, Suite 880, Reno, Nevada 89501 and our business office is located at 1100 Melville Street, 6th Floor, Vancouver, British Columbia, V6E 4A6 Canada. Our telephone number is (604) 687-8210. Our offices are located in the offices of Rene Daignault, our secretary, and are used rent free.

We confirm that we have no major customers at this time.

FII has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of FII’s business.

(b)	Business of FII

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

FII’s fashion portal will continue to have hyperlinks to other related websites so that users can initially come to the FII portal and then determine the information that they are interested in and then hyperlink to the website (source) that they feel will provide this content. FII feels that developing a large base of users will be the key to developing different and diverse sources of revenue (as described in Sources of Revenue). The FII fashion portal will contain some internally developed content, but FII recognizes that there are many different sources of fashion content currently available on the Internet that developing a gateway - fashion portal - for users to more easily access all this information will be very useful. As the number of users of the fashion portal grows, it will be easier for FII to capitalize on revenue opportunities from advertising fees, sponsorship fees, affiliate fees, fashion consulting fees and premium subscriptions. FII continues to anticipate that the advertising, sponsorship and affiliate fees will initially be derived from the fashion industry and fashion related organizations. The continued development of the fashion portal and the use of hyperlinks to other related websites will be a positive key to increasing the number of users and ultimately the foundation for developing different and diverse sources of revenue. We do not feel that the use of hyperlinks will diminish our ability to generate revenue from the outlined sources of revenue; in fact we feel that the fashion portal will greatly benefit from the extensive use of hyperlinks.

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

Fashion Consumers - U.S.A.

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

Competition

The industry in which we operate is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

$	greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
$	easier and more access to capital;
$	longer operating histories;
$	greater name recognition and established corporate identity;
$	larger user base; and
$	developed websites.

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

Risks associated with FII’s business:

1.  If we are unable to develop a functional and competitive website our business, operating results and financial condition may be negatively impacted and as a result, we may not be able to continue with our operation.

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

Page - 7

2.  As a result of not having any arrangements for providers of content for our website, we are at risk of having little or no content to display our on our website.

We are currently developing our own content for our website and contacting third party content providers. However, if we are unable to complete the arrangements for content from third party providers, our business, operating results and financial condition may be negatively impacted and as a result, we may not be able to continue with our operations.

3.  We are an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

The audit report by our independent auditors on our financial statements for the period from inception, May 3, 2002, through December 31, 2004 contains an explanatory note that indicates that we are an initial development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about our ability to continue as a going concern. This note may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by analysts or investors.

4.  We lack an operating history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

We were incorporated on May 3, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $25,125. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development and operation of our website. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business. See “Limited operating history” on page 13 for more details.

5.  Since we do not own our assets there is a greater and real risk that we could lose the assets and as a result, we may not be able to continue with our operations.

Until we make the final payment of $250,000 to Patrizia Leone-Mitchell, we do not fully own any assets. We have until June 9, 2005 to make the final payment. However, if we do not raise the necessary funds to make the final payment, we will lose any interest we have in the assets, which include the exclusive rights to the domain name, the website, and the business plan. If we lose the assets, it would have a negative impact on our business as we will no longer own or have the exclusive rights to the website and its content and as a result, we may not be able to continue with our operations. See “Certain Relationships and Related Transactions” on page 23 and “Description of Property” on page 11 for more details.

6.  We are new to the internet marketplace and our future profitability is uncertain.

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

Page - 8

7.  Failure to introduce new services in a timely and acceptable manner may affect our ability to operate effectively.

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

Risks associated with FII’s industry:

8.  Failure to successfully compete in the global fashion industry with established fashion companies may result in our inability to continue with our operations.

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

In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a negative impact on our business, results of operations and financial condition and as a result, we may not be able to continue with our operations. See “Competition” on page 5 for more information.

9.  As a result of being in the business offering information and services through our website, we will face a higher potential for liability claims, and if any claims are commenced against us this could damage our business and as a result, we may not be able to continue with our operations.

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

These claims could result in substantial costs and a diversion of our management’s attention and resources, regardless of whether we are successful. Currently, we do not have any insurance coverage. Although we may be able to obtain general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that may not be covered by insurance or in excess of any insurance coverage we may obtain could have a negative impact on our business, financial condition and operating results. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our business as well as our ability to continue with our operations

Page - 9

10.  We operate in a highly regulated industry and compliance failures could result in a negative impact on our business.

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

Risks associated with FII:

11.  No public trading market for our common stock may develop and as a result you may not be able to resell your stock.

Currently there is no public trading market for our common stock and one may not develop. Therefore there may be no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale.

12.  Since our success depends upon the efforts of Patrizia Leone-Mitchell, the key member of our management, our failure to retain Patrizia Leone-Mitchell will negatively affect our business.

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

13.  Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations.

Our officers and directors have other obligations and time commitments that will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. See “Conflicts of interest” on page 21 for more information.

14.  FII does not expect to pay dividends in the foreseeable future.

FII has never paid cash dividends on its Common Capital Shares and has no plans to do so in the foreseeable future. FII intends to retain earnings, if any, to develop and expand its business.

15.  “Penny Stock” rules may make buying or selling FII’s Common Capital Shares difficult, and severely limit their market and liquidity.

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

Page - 10

Item 2. Description of Property.

Our sole asset is our interest in certain assets acquired under the option agreement. The assets include the domain name, “www.fashion-international.com”, Patrizia Leone-Mitchell’s many years of fashion and business experience, the FII business plan, extensive preliminary research on developing the FII business plan, and preliminary development of the web layout and the content to be contained in our website. We currently have the exclusive right to use these assets and have the exclusive right to purchase these assets. To acquire our 100% undivided interest in the assets, we must pay the full amount of the purchase price by June 9, 2005. If the purchase price is not paid in full by that date the option agreement will terminate unless extended. Patrizia Leone-Mitchell cannot terminate the option agreement voluntarily. If the option agreement is terminated and we have not purchased the assets, the 2,000,000 Common Voting Shares issued to Patrizia Leone-Mitchell will be left in the possession of Patrizia Leone-Mitchell. We have signed an amending agreement with Patrizia Leone-Mitchell, which has extended the term of the option agreement to June 9, 2005. See Exhibit 10.3 - Amending Agreement for more details.

We operate from our offices in Vancouver, British Columbia, Canada. Rene Daignault provides space to us on a rent-free basis. It is anticipated this arrangement will remain until we begin generating revenues, at which time we will locate new office space that will meet our needs for the foreseeable future.

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

(d)  Recent Sales of Unregistered Securities

Since incorporation, we have sold the following securities that were not registered under the Securities Act of 1933 at the time of issuance.

Page - 11

Name and Address	Date	Shares	Consideration
Patrizia Leone-Mitchell	May 2002	2,000,000	$10,000 (1)
Kaela Beveridge	June 2002	200,000	1,000.00
Jeffsco Holdings Ltd.	June 2002	250,000	1,250.00
Richard N. Jeffs	June 2002	250,000	1,250.00
Nikki Jewel	June 2002	200,000	1,000.00
Krister A. Kottmeier	June 2002	200,000	1,000.00
Maria Leone	June 2002	600,000	3,000.00
Peter Maddocks	June 2002	400,000	2,000.00
Beverly Mitchell	June 2002	200,000	1,000.00
Dr. Brooke L. Mitchell	June 2002	200,000	1,000.00
Ethel A. Mitchell	June 2002	200,000	1,000.00
William A. Randall, III	June 2002	400,000	2,000.00
Kyle Shury	June 2002	100,000	500.00
Robert Stokes	June 2002	200,000	1,000.00
Megan Sprotson	June 2002	100,000	500.00
George Tsagkari	June 2002	200,000	1,000.00
Georgina Wallace	June 2002	200,000	1,000.00
Robert Watt	June 2002	200,000	1,000.00
Verlee Webb	June 2002	500,000	2,500.00
Ken Yada	June 2002	200,000	1,000.00
Hendrik Zessel	June 2002	200,000	1,000.00

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

(e)	Penny Stock Rules

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

Page - 12

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

From inception to December 31, 2004, we had a loss of $25,125. This represented an increase of $10,001 in losses since December 31, 2003, which were a result of (a) an increase of $673 for office and general expenses, (b) an increase of $7,166 in professional fees, and (c) an increase of $2,162 for regulatory and filing fees..

Operating expenses increased by $5,190 from $4,871 for the year ended December 31, 2003 to $10,001 for the year ended December 31, 2004. The increase in operating expenses was primarily due to (a) an increase of $386 for office and general expenses, (b) an increase of $4,376 in professional fees, and (c) an increase of $928 for regulatory and filing fees, and (d) a decrease of $500 for website development.

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

As of December 31, 2004 we have an accumulated deficit of $27,125.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to December 31, 2004 were $25,125. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services.

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

Page - 13

Also, FII issued another 5,000,000 Common Capital Shares through a Reg S offering in June 2002 at the offering price of $0.005 per share.

As of December 31, 2003, our total assets were $11,097 and our total liabilities were $1,221. As of December 31. 2004, our total assets were $1,992 and our total liabilities were $2,117. The decrease in the assets was a direct result of a decrease of $9,255 in cash and increase of $150 in prepaid expenses. The increase in total liabilities is a result of an increase of $896 in accounts payable and accrued liabilities. The decrease in cash was a result of $10,001 in operating expenses, an increase in prepaid expenses of $150, and an increase in the accounts payable and accrued liabilities of $896.

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

Designer Collections - This section provides coverage and showcases designer collections from around the world at the FASHION-INTERNATIONAL.COM fashion portal via a hyperlink to Firstview.com. FII believes that Firstview.com has one of the most comprehensive websites showcasing designer’s current and past collections. We have not entered into any agreements with Firstview.com at this time and do not anticipate entering into any agreements during the next twelve months. We will continue to identify other sources for viewing designer collections.

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

News & Media - In this section, FII provides hyperlinks to Fashion “News and Media” is readily and widely available throughout the Internet. In addition to news wires, there are many fashion sites, including ModaItalia.net, ApparelNews.net and WWD.com that have very comprehensive sections devoted to fashion news and media. We provide a hyperlink from FASHION-INTERNATIONAL.COM to any information source’s website. We do not anticipate entering into any agreement with any news wire company or any fashion organization during the coming twelve months.

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

Page - 14

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

Collection - Management believes that the underlying focus of all fashion related services is essentially the fashion products themselves. Management feels that many consumers are looking for unique fashion looks that will be recognized as being very “in-fashion” and at the same time providing them an element of uniqueness. Management believes that there are many consumers who are very “designer-fashion” conscious and enjoy many of the already available products and services at the fashion-international.com portal, but cannot afford to purchase the designer fashion goods. FII has launched the Collection section and the merchandise is displayed in very basic, yet effective, manner and is easy for the consumer to view all the merchandise. When the consumer has determined which merchandise they would like to purchase, they will contact FII and place an order and make arrangements of the payment. Upon receiving payment, FII will ship the merchandise.

Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will continue to focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory - hence, retaining as much of their current financial resources as possible.

FII anticipates that as “The Collection” section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, “The Collection” section at the fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website.

All products and services listed above will only be provided online via the Internet. We have no definitive suppliers that we are solely dependent on for supply of any goods or services. In addition to the continued development of “The Collection” section, FII will continue to internally develop the website with services that can be maintained and updated as new and relevant information becomes available. Large fashion organizations throughout the world will continue to be the source of such information. The diversity of these large organizations in combination with the diversity in the fashion industry provides a level of predictability that there will continue to be sources of fashion information available into the foreseeable future.

The FII fashion portal will continue to attempt to identify key areas of interest (described above) and consolidate different sources (or access via hyperlinks) of this information for the benefit of our users. We have not entered into any agreement or commenced negotiations with any organization that may be a provider of information, products or services.

FII’s fashion portal will continue to have hyperlinks to other related websites so that users can initially come to the FII portal and then determine the information that they are interested in and then hyperlink to the website (source) that they feel will provide this content. FII feels that developing a large base of users will be the key to developing different and diverse sources of revenue including the potential sales of merchandise in the “The Collection” section. The FII fashion portal will contain some internally developed content, but FII recognizes that there are many different sources of fashion content currently available on the Internet that developing a gateway - fashion portal - for users to more easily access all this information will be very useful. As the number of users of the fashion portal grows, it will be easier for FII to capitalize on revenue opportunities from advertising fees, sponsorship fees, affiliate fees, fashion consulting fees, premium subscriptions and merchandise sales. The continued development of the fashion portal and the use of hyperlinks to other related websites will be a positive key to increasing the number of users and ultimately the foundation for developing different and diverse sources of revenue. We do not feel that the use of hyperlinks will diminish our ability to generate revenue from the outlined sources of revenue; in fact we feel that the fashion portal will greatly benefit from the extensive use of hyperlinks.

Page - 15

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

Advertising Fees - Initial advertising efforts will be directed within the fashion industry - designers and retailers - so as to solidify the commitment of focusing FASHION-INTERNATIONAL.COM solely on the fashion world. Flexibility is one of the key features of the Internet and we will be very flexible in developing strategic advertising programs for participating corporations. Advertising will be for sale on the FASHION-INTERNATIONAL.COM fashion portal and rates will generally be based on duration, the number of impressions received by the advertisement and its relative position within the fashion portal. The most common form of this type of advertising is conducted through banners and other online visual displays. Generally, users will click on the banner and a hyperlink will take the user to the advertiser’s website for further information. We will work very closely with all interested corporations to ensure that their advertising campaigns on the FASHION-INTERNATIONAL.COM portal are implemented and executed in a timely and professional manner.

Premium Subscriptions - Creating loyalty with all participating parties - designers, retailers and fashion enthusiasts - will be a primary focus of FASHION-INTERNATIONAL.COM. With all the features available, FASHION-INTERNATIONAL.COM will be able to allow interested parties to subscribe for premium services. While it is not the intention to charge onerous subscription fees, FASHION-INTERNATIONAL.COM will offer great value to those who wish to distinguish themselves. Some of the exclusive features that premium subscribers may receive are access to special online promotions and Newsletter subscriptions.

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

Product Sales - FII anticipates generating revenue from the sale of fashion merchandise in the “The Collection” section of the fashion portal, which FII will continually expand. FII will focus on current fashionable merchandise, including tops, jackets and accessories. FII anticipates generating a 50% margin on the merchandise that it sells.

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

Page - 16

Marketing

Marketing within the fashion industry is very important and we will ensure that the FASHION-INTERNATIONAL.COM website is developed with an emphasis on visual display combined with functionality. We are contemplating different marketing concepts to determine the most cost effective way of establishing the FASHION-INTERNATIONAL.COM as a trusted, current and consistent fashion brand. The marketing strategy will be focused so as to establish industry penetration in the most cost effective manner possible. The website will be the focus of this marketing plan and we will attempt to attract fashion designers, retailers and consumers/enthusiasts to the website. A top down marketing technique will continued by contacting large fashion organizations, associations and industry leaders and introducing our website. Then specific fashion designer organizations, fashion retailers, and fashion consumers by utilizing direct contact: telephone, fax, mail and email. In addition to marketing within the fashion industry directly, FII will continue to market our website through more conventional online technologies, including search engines. All marketing materials will be developed to enhance and replicate the FII corporate identity (a trusted, current and consistent resource within the online fashion industry) that we will develop at www.fashion-international.com. Initial North American marketing efforts will continue to be implemented in the most cost effective manner possible - internally developed materials, dissemination of materials via the Internet (email), fax or mail. FII will continue to implement this internally developed/implemented top down marketing effort in North America and Europe until there are corporate resources available to increase the website marketing budget.

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

Page - 17

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004 and 2003 attached as an Exhibit to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

FII’s principal independent accountant, Dale Matheson Carr-Hilton LaBonte, has not changed since the date of incorporation and there have been no disagreements with FII’s principal independent accountant.

FII’s principal independent accountant from May 3, 2002 (inception) to the current date is Dale Matheson Carr-Hilton Labonte. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of FII’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”). DMCL’s address is 1140 West Pender Street, Vancouver, British Columbia, Canada.

Item 8A.     Controls and Procedures.

FII maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in FII’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to FII’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, FII’s Chief Executive Officer and Chief Financial Officer believe FII’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by FII in this report is accumulated and communicated to FII’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, FII’s chief executive officer and chief financial officer concluded that FII’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page - 18

There were no significant changes in FII’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B.     Other Information.

During the fourth quarter of the fiscal year covered by this Form 10-KSB, FII had no information to be disclosed as required on a Form 8-K.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Positions
Patrizia Leone-Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	39	president and sole member of the board of directors
Sean Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	38	treasurer
Rene Daignault 2175 Cortell Street North Vancouver, British Columbia V7P 2A8 Canada	38	corporate secretary

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Patrizia Leone-Mitchell - sole director and president - Patrizia has been our president and sole director since incorporation. Patrizia graduated from the University of British Columbia and then completed postgraduate studies at the Fashion Institute of Technology in New York. Patrizia is the spouse of Sean Mitchell. Since 1990, Patrizia has worked in the fashion industry and for Leone International Marketing Inc. as the head women’s wear buyer and the executive in charge of marketing and advertising. Leone International Marketing Inc. is a retail fashion boutique located at 757 West Hastings Street, Vancouver, British Columbia, Canada.

Sean Mitchell - treasurer - Sean has been our treasurer since inception. Sean is the spouse of Patrizia Leone-Mitchell. Since graduating from the University of British Columbia in 1989, Sean has developed extensive experience in a diverse range of business developments, including commercial real estate salesman for Royal Lepage Commercial Inc. from January 1995 to December 1996 and from March 1997 to December 1999 as an Associate with The Pacific Rim Group dealing with merchant banking and enterprise development services within the private and public markets. Since November 2001, Sean has been working for Leone International Marketing Inc., with a focus on their A-Wear clothing collection. Sean’s responsibilities include working with clothing factories, merchandising personnel, assisting with logistics (shipping, receiving and accounts payable), assisting merchandise buyers and assisting marketing executives. Royal Lepage Commercial Inc. was a real estate brokerage firm with offices across Canada and a focus on commercial real estate sales and leasing. The Pacific Rim Group had offices in Vancouver, Canada and Hong Kong and was a financial services organization focused on assisting private and public entities. Leone International Marketing Inc. is a retail fashion boutique located at 757 West Hastings Street, Vancouver, British Columbia, Canada.

Page - 19

Rene Daignault - corporate secretary - Rene has been our secretary since inception. Since 1993, Rene has been a business and securities lawyer in British Columbia and a member in good standing with the Law Society of British Columbia. From November 1993 to October 1998, Mr. Daignault was an associate at Walker & Company, law firm. From November 1998 to August 1999, Rene was an associate at Russell & DuMoulin, law firm. From September 1999 to June 2002, Rene was an associate at Jeffs & Company Law Corporation. Since July 2002, Rene has been working as a sole practitioner.

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

(g) Identification of Audit Committee

FII does not have a separately-designated standing audit committee. Rather, FII’s entire board of directors perform the required functions of an audit committee. Patrizia Leone-Mitchell is the only member of FII’s audit committee. Patrizia Leone-Mitchell does not meet the independent requirements for an audit committee member. FII’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. FII has adopted an audit committee charter, a copy of which is filed as an exhibit to this report. See Exhibit 99.2 - Audit Committee Charter for more information.

Page - 20

(h) Disclosure Committee and Charter

FII has a disclosure committee and disclosure committee charter. FII’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about FII and the accuracy, completeness and timeliness of FII’s financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information.

(i) Code of Ethics

FII has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of FII’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, FII’s code of ethics has been posted on its website at www.fashion-international.com. FII undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Sean Mitchell at 604-671-4434 to request a copy of FII’s code of ethics. Management believes FII’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

Page - 21

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Capital Shares	Patrizia Leone-Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	2,000,000	28.57%
Common Capital Shares	Sean Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	0	0
Common Capital Shares	Rene Daignault 2175 Cortell Street North Vancouver, B. C. V7P 2A8 Canada	500,000 (3)	7.14%
Common Capital Shares	Maria Leone 1225 West 8th Ave Vancouver, British Columbia V6H 1C7 Canada	600,000	8.57%
Common Capital Shares	Richard N. Jeffs c/o 42 Brook Street London, W1K 5DB, UK	500,000 (4)	7.14%
Common Capital Shares	Peter Maddocks 3901 Braemar Place North Vancouver, B.C. V7N 4M8 Canada	400,000	5.71%
Common Capital Shares	William A. Randall, III 500 - 840 Howe Street Vancouver, British Columbia V6Z 2L2 Canada	400,000	5.71%
Common Capital Shares	Dr. Brooke Mitchell 5232 Malaspina Place North Vancouver, B.C. V7R 4M1 Canada	400,000 (5)	5.71%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 7,000,000 common shares issued and outstanding as of March 30, 2005.
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

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Capital Shares	Patrizia Leone-Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	2,000,000	28.57%
Common Capital Shares	Sean Mitchell 2986 West 30th Avenue Vancouver, British Columbia V6L 1Z4 Canada	0	0
Common Capital Shares	Rene Daignault 2175 Cortell Street North Vancouver, B. C. V7P 2A8 Canada	500,000 (2)	7.14%
Common Capital Shares	Directors and Executive Officers (as a group)	2,500,000	35.71%

[1] Based on 7,000,000 common shares issued and outstanding as of March 30, 2005.
[2] These shares are directly owned by Verlee Webb, the spouse of Rene Daignault.

Page - 22

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

On June 7, 2004, we signed an amending agreement with Patrizia Leone to extend the initial term of the option agreement to June 9, 2005 and to extend all other relevant dates for notice, payment and extension by 12 months. See Exhibit 10.2 - Amending Agreement for more details. Patrizia agreed to these amendments without any consideration having to be paid.

On January 21, 2005, we signed a loan agreement and demand promissory note with Patrizia for a loan of $2,500 at 8% interest compounded annually. The loan proceeds will be used to pay outstanding debts and for working capital. See Exhibit 10.3 - Loan Agreement and Promissory Note for more details.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2004	Included

Page - 23

3.1	Corporate Charter filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.2	Articles of Incorporation filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
3.3	Bylaws filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002.	Filed
10.1	Option Agreement dated June 10, 2002, between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII’s Form SB-2 filed on October 16, 2002, and incorporated herein by reference.	Filed
10.2

Amending Agreement dated June 7, 2004 between FII International inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII’s Form 10-QSB filed on August 16, 2004, and incorporated herein by reference.

Filed
10.3	Loan Agreement and Promissory Note dated January 21, 2005 between FII International Inc. and Patrizia Leone-Mitchell.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter filed as an Exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter filed as an Exhibit to FII’s Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.	Filed

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal independent accountant for FII’s audit of annual financial statements and for review of financial statements included in FII’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004 - $ 1,500 - Dale Matheson Carr-Hilton LaBonte
2003 - $ 1,070 - Dale Matheson Carr-Hilton LaBonte

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal independent accountants that are reasonably related to the performance of the audit or review of FII’s financial statements and are not reported in the preceding paragraph:

2004 - $1,926 - Dale Matheson Carr-Hilton LaBonte
2003 - $1,632 - Dale Matheson Carr-Hilton LaBonte

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning was:

2004 - $nil;
2003 - $nil

Page - 24

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal independent accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 - $nil;
2003 - $nil

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
Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of FII and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Patrizia Leone-Mitchell	President, Principal Executive Officer, and sole member of the Board of Directors	March 30, 2005
/s/ Sean Mitchell	Treasurer and Chief Financial Officer	March 30, 2005
/s/ Rene H. Daignault	Corporate Secretary	March 30, 2005

Page - 25

Exhibit 31

Page - 26

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

Date: March 30, 2005

/s/ Patrizia Leone- Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

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

Date: March 30, 2005

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 28

Exhibit 32

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FII International Inc. (“FII”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President and Chief Executive Officer of FII and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

March 30, 2005

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FII International Inc. (“FII”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer, and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

March 30, 2005

Page - 31

Exhibit 10.3

Page - 32

LOAN AGREEMENT
January 21, 2005

Patrizia Leone-Mitchell, a businesswoman, of 1901 - 1128 Quebec Street, Vancouver, British Columbia, V6A 4E1 (the “Lender”), will lend US$2,500 (the “Principal Sum”) to FII International Inc., a Nevada corporation of 1100 Melville Street, 6th Floor, Vancouver, British Columbia, V6E 4A6 (the “Borrower”) on January 21, 2005 (“Date of Advance”).

The Borrower will repay the Principal Sum on demand, together with interest calculated and compounded monthly at the rate of eight per cent per year from the Date of Advance.

The Borrower will secure its repayment of the Principal Sum with a promissory note.

The Borrower will use the Principal Sum to pay outstanding debts and use the balance for working capital.

FII International Inc.
/s/ Rene Daignault	/s/ Patrizia Leone Mitchell
Patrizia Leone-Mitchell
Authorized signatory

Page - 33

PROMISSORY NOTE
Made at Vancouver, B.C.
Principal Amount: US$2,500January 21, 2005

For value received, the Borrower promises to pay to the order of the Lender on demand, the sum of US$2,500 lawful money of United States (the “Principal Sum”) together with interest on the Principal Sum from the Date of Advance, both before and after maturity, default and judgment at the Interest Rate as defined below.

For the purposes of this promissory note, Interest Rate means 8.0 per cent per year. Interest at the Interest Rate must be calculated monthly not in advance from and including the Date of Advance (for an effective rate of 8.3% per annum calculated monthly), compounded monthly and payable together with the Principal Sum when the Principal Sum is repaid.

The Borrower may pay the Principal Sum in whole or in part at any time.

The Borrower may, in its sole discretion, convert any payment of Principal Sum or Interest into restricted Common Capital Shares in the capital of the Borrower. If approved by the Borrower, payments will be converted into fully paid, non-assessable and, subject to United States securities laws, restricted Common Capital Shares in the capital of the Borrower at a conversion price of US$0.10 per share (the “Conversion Shares”). The Borrower covenants to cause the Conversion Shares to be issued in the name of the Lender, or such party as the Lender may direct.

The Borrower waives presentment, protest, notice of protest and notice of dishonour of this promissory note.

FII International Inc.
/s/ Rene Daignault	/s/ Patrizia Leone Mitchell
Patrizia Leone-Mitchell
Authorized signatory

Page - 34

FII INTERNATIONAL INC.
(a development stage company)
FINANCIAL STATEMENTS
DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of FII International Inc.

We have audited the balance sheets of FII International Inc. (a development stage company) as at December 31, 2004 and 2003 and the statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003 and the period from May 3, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and cash flows and the changes in stockholders’ equity for the years ended December 31, 2004 and 2003 and the period from May 3, 2002 (inception) to December 31, 2004 in accordance with generally accepted accounting principles in the United States.

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

“Dale Matheson Carr-Hilton LaBonte”
CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 28, 2005

Page - 36

FII INTERNATIONAL INC.
(a development stage company)
BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$1,842	$11,097
Prepaid expenses	150	-

	$1,992	$11,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,117	$1,221

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(27,125)	(17,124)

	(125)	9,876

	$1,992	$11,097

The accompanying notes are an integral part of these financial statements

Page - 37

FII INTERNATIONAL INC.
(a development stage company)
STATEMENTS OF OPERATIONS

			May 3, 2002 (inception) to
	For the Year Ended December 31,		December 31,
	2004	2003	2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$673	$287	$1,882
Professional fees	7,166	2,790	16,569
Regulatory and filing fees	2,162	1,234	5,674
Website development costs	-	500	1,000

NET LOSS FOR THE YEAR	$(10,001)	$(4,811)	$(25,125)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

Page - 38

FII INTERNATIONAL INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MAY3, 2002 (INCEPTION) TO DECEMBER 31, 2004

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Balance, May 3, 2002	-	$-	$-	$-	$-

Issued for option agreement - June 10, 2002	2,000,000	2,000	-	(2,000)	-

Issued for cash at $0.005 per share - June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the year ended December 31, 2004	-	-	-	(10,001)	(10,001)

Balance, December 31, 2004	7,000,000	$7,000	$20,000	$(27,125)	$(125)

The accompanying notes are an integral part of these financial statements

Page - 39

FII INTERNATIONAL INC.
(a development stage company)
STATEMENT OF CASH FLOWS

			May 3, 2002 (inception) to
	For the Year Ended December 31,		December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(10,001)	$(15,124)	$(25,125)
Adjusted for items not involving cash:
Changes in prepaid expenses	(150)	-	(150)
Changes in accounts payable	896	1,221	2,117

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(9,255)	(13,903)	(23,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	25,000

INCREASE (DECREASE) IN CASH	(9,255)	11,097	1,842

CASH, BEGINNING OF YEAR	11,097	-	-

CASH, END OF YEAR	$1,842	$11,097	$1,842

Other non-cash transactions:
During 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

Supplemental disclosures:	2004	2003

Interest paid	$ -	$ -

Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

Page - 40

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name “fashion-international.com” in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004 (refer to Note 3). The Company, through “fashion-international.com”, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company has filed a SB-2 registration statement with the Securities and Exchange Commission and is currently seeking approval from the NASD to list its shares for trading on the OTCBB.

The Company anticipates funding its operations for the next 12 months through advances from the director or through additional equity financing if available.

The Company is in the initial development stage and has incurred losses since inception totalling $25,125. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Page - 41

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-Based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

Page - 42

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 3 - OPTION AGREEMENT

By agreement dated June 10, 2002 between the Company and Patrizia Leone-Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name “fashion-international.com” and other related proprietary information (“Fashion-International”), in exchange for 2,000,000 restricted common shares of capital stock of the Company and an additional payment of $250,000 payable in cash on or before the end of the option term. The term of the option is for two years ended June 9, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve Fashion-International, however the assets remain under control of the optionee until all option payments have been made. Effective June 7, 2004 the Company and the Optionee agreed to amend the original option term to June 9, 2005 with the further year extension through the issuance of 500,000 restricted common shares of capital stock being unchanged. The optionee is the sole director of the Company.

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop “fashion-international.com” and other related proprietary information at a $nil value as the related vendor’s cost is not determinable.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.

To December 31, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

Subsequent to December 31, 2004, the sole director of the Company loaned $2,500 to the Company. The loan is payable on demand and is secured by a promissory note bearing interest at an annual rate of 8% compounding monthly. The Company may, at any time, convert the balance of the outstanding principal and accrued interest into restricted shares of the Company’s common stock at a price of $0.10 per share.

Refer to Note 3.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $25,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this potential deferred tax asset.

Page - 43