Form 10QSB
period 2005-03-31
FII INTERNATIONAL INC
filed 2005-05-16
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-50662

FII INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0377768 (I.R.S. Employer Identification No.)
1100 Melville Street, 6th Floor, Vancouver, British Columbia, V6E 4A6, Canada (Address of principal executive offices)
604-687-8210 (Issuer’s telephone number)
101 - 1128 Quebec Street, Vancouver, British Columbia, V6A 4E1, Canada (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at May 12, 2005
Common Stock - $0.001 par value	7,000,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 2

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,625	$1,842
Prepaid expenses	-	150

	$3,625	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,231	$2,117
Due to related party (Note 5)	2,539	-

	6,770	2,117

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
7,000,000 common shares issued and outstanding	7,000	7,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(30,145)	(27,125)

	(3,145)	(125)

	$3,625	$1,992

The accompanying notes are an integral part of these interim financial statements

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		May 3, 2002 (inception) to
	2005	2004	March 31, 2005

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$39	$148	$1,921
Professional fees	2,037	1,070	18,606
Regulatory and filing fees	944	700	6,618
Website development costs	-	-	1,000

NET LOSS FOR THE PERIOD	$(3,020)	$(1,918)	$(28,145)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,000,000	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY3, 2002 (INCEPTION) TO MARCH 31, 2005

(unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Balance, May 3, 2002	-	$-	$-	$-	$-

Issued for option agreement - June 10, 2002	2,000,000	2,000	-	(2,000)	-

Issued for cash at $0.005 per share - June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the year ended December 31, 2004	-	-	-	(10,001)	(10,001)

Balance, December 31, 2004	7,000,000	7,000	20,000	(27,125)	(125)

Net loss for the period ended March 31, 2005	-	-	-	(3,020)	(3,020)

Balance, March 31, 2005	7,000,000	$7,000	$20,000	$(30,145)	$(3,145)

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		May 3, 2002 (inception) to
	2005	2004	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,020)	$(1,918)	$(28,145)
Adjusted for items not involving cash:
Accrued interest	39	-	39
Changes in prepaid expenses	150	-	-
Changes in accounts payable	2,114	698	4,231

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(717)	(1,220)	(23,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000
Related party advances	2,500		2,500

NET CASH FLOWS FROM FINANCING ACTIVITIES	2,500	-	27,500

INCREASE (DECREASE) IN CASH	1,783	(1,220)	3,625

CASH, BEGINNING OF THE PERIOD	1,842	11,097	-

CASH, END OF THE PERIOD	$3,625	$9,877	$3,625

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)

March 31, 2005

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

The Company is in the initial development stage and has incurred losses since inception totalling $26,618. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Page - 7

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)

March 31, 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Page - 8

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)

March 31, 2005
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

To March 31, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 21, 2005, the sole director of the Company loaned $2,500 to the Company. The loan is payable on demand and is secured by a promissory note bearing interest at an annual rate of 8% compounding monthly. The Company may, at any time, convert the balance of the outstanding principal and accrued interest into restricted shares of the Company’s common stock at a price of $0.10 per share. As at March 31, 2005 $39 of interest has been accrued in connection with this loan.

Refer to Note 3.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $28,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this potential deferred tax asset.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF FII INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

FII is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. FII raised $25,000 from our Reg S non-public offering in June 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement and its ongoing operating costs.

On January 21, 2005, FII borrowed $2,500 from its president, Patrizia Leone-Mitchell. These funds were used for working capital and for accounting and filing fees.

From inception to March 31, 2005, we had a loss of $28,145. This represented an increase of $3,020 in losses since December 31, 2004, which were a result of (a) an increase of $39 for office and general expenses, (b) an increase of $2,037 in professional fees, and (c) an increase of $944 for regulatory and filing fees.

Operating expenses increased by $1,102 from $1,918 for the three-month period ended March 31, 2004 to $3,020 for the three-month period ended March 31, 2005. The increase in operating expenses was primarily due to (a) a decrease of $109 for office and general expenses, (b) an increase of $967 in professional fees, and (c) an increase of $244 for regulatory and filing fees.

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

Page - 10

As of March 31, 2005, we have an accumulated deficit of $30,145.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs and the $2,500 loan from FII’s president has paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to March 31, 2005 were $28,145. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

As of December 31, 2004 our total assets were $1,992 and our total liabilities were $2,117. As of March 31, 2005, our total assets were $3,625 and our total liabilities were $6,770. The increase in the assets was a direct result of an increase of $1,783 in cash and a decrease in prepaid expenses of $150. The increase of $4,653 in liabilities was a direct result of an increase in accounts payable and accrued liabilities of $2,114 and an increase in shareholder loan of $2,539. The increase in cash was a result of $2,500 from shareholder loan, and a decrease $150 in prepaid expenses, an increase in accounts payable and accrued liabilities of $2,114, an increase in shareholder loan of $39 and an increase in operating expense of $3,020.

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

FII is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As FII expands its customer base and product lines, it may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

FII is continuing to develop a collection of fashion goods that consumers and retailers can purchase through the FII website in “The Collection” section. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory - hence, retaining as much of their current financial resources as possible. In addition to the “The Collection” section, FII will continue to develop their fashion portal located at www.fashion-international.com.

Page - 11

FII expects revenues generated from its website to contribute to its required working capital. FII anticipates that as “The Collection” section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, we anticipate that “The Collection” section at the fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website. However, until FII is able to generate any revenue it may be required to raise additional working capital. At any point, if FII finds that it does not have adequate working capital to complete an identified task, FII may have to suspend its operations and attempt to raise more working capital so it can proceed.

Internal and External Sources of Liquidity

FII has funded its operations principally from its June 2002 non-public offering and from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell. See Exhibit 10.3 - Loan Agreement and Promissory Note for more details.

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and FII disclaims any duty to update such statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to FII’s previously filed Form SB-2 and Form 10-KSB’s and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Corporate Charter filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.	Filed
3.2	Articles of Incorporation filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.	Filed
3.3	Bylaws filed as an Exhibit to FII’s registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.	Filed
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

Filed
10.3

Loan Agreement and Promissory Note dated January 21, 2005 between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII’s Form 10-KSB filed on March 31, 2005, and incorporated herein by reference.

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

Page - 14

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII International Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

By:/s/ Patrizia Leone-Mitchell
Name:  Patrizia Leone-Mitchell
Title: Director and CEO
Dated: May 12, 2005

By:/s/ Sean Mitchell
Name:  Sean Mitchell
Title: CFO
Dated: May 12, 2005

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

Date: May 12, 2005

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

Date: May 12, 2005

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

May 12, 2005

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

May 12, 2005

Page - 21