Form 10QSB
period 2005-06-30
FII INTERNATIONAL INC
filed 2005-08-15
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 12, 2005
Common Stock - $0.001 par value	9,000,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 2

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,366	$1,842
Prepaid expenses	-	150

	$2,366	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,079	$2,117
Due to related party (Note 5)	2,675	-

	4,754	2,117

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
9,000,000 (2004 - 7,000,000) common shares issued and outstanding	9,000	7,000
Additional paid in capital	20,589	20,000
Deficit accumulated during the development stage	(31,977)	(27,125)

	(2,388)	(125)

	$2,366	$1,992

The accompanying notes are an integral part of these interim financial statements

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended		May 3, 2002 (inception) to
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$434	$200	$473	$348	$2,355
Professional fees	1,173	824	3,210	1,894	19,779
Regulatory and filing fees	225	534	1,169	1,234	6,843
Website development costs	-	-	-	-	1,000

NET LOSS FOR THE PERIOD	$(1,832)	$(1,558)	$(4,852)	$(3,476)	$(29,977)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	$7,755,556	$7,000,000	$7,375,691	$7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO JUNE 30, 2005

(unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Balance, May 3, 2002	-	$ -	$ -	$ -	$ -

Issued for option agreement - June 10, 2002	2,000,000	2,000	-	(2,000)	-

Issued for cash at $0.005 per share - June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the year ended December 31, 2004	-	-	-	(10,001)	(10,001)

Balance, December 31, 2004	7,000,000	7,000	20,000	(27,125)	(125)

Issued on settlement of debt and asset acquisition - May 27, 2005 (Notes 3 and 4)	2,000,000	2,000	589	-	2,589

Net loss for the period ended June 30, 2005 (unaudited)	-	-	-	(4,852)	(4,852)

Balance, June 30, 2005 (unaudited)	9,000,000	$9,000	$20,589	$(31,977)	$(2,388)

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,		May 3, 2002 (inception) to
	2005	2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,852)	$(3,476)	$(29,977)
Adjusted for items not involving cash:
Accrued interest	89	-	89
Changes in prepaid expenses	150	(450)	-
Changes in accounts payable	(38)	(224)	2,079

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,651)	(4,150)	(27,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000
Related party advances	5,175	-	5,175

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,175	-	30,175

INCREASE (DECREASE) IN CASH	524	(4,150)	2,366

CASH, BEGINNING OF THE PERIOD	1,842	11,097	-

CASH, END OF THE PERIOD	$2,366	$6,947	$2,366

Supplemental disclosures:

Interest paid	$-	$-

Taxes paid	$-	$-

Other non-cash financing and investing activities: Refer to Notes 3 and 4.

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)
June 30, 2005

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name “fashion-international.com” in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004 (refer to Notes 3 and 4). The Company, through “fashion-international.com”, intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry. The Company has filed a SB-2 registration statement with the Securities and Exchange Commission and is currently seeking approval from the NASD to list its shares for trading on the OTCBB.

The Company anticipates funding its operations for the next 12 months through advances from the director or through additional equity financing if available.

The Company is in the initial development stage and has incurred losses since inception totalling $29,977. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
June 30, 2005

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-Based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Page - 8

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)
June 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Effective May 27, 2005, the Company and the director entered into and Asset Purchase Agreement whereby the Company issued 2,000,000 shares of restricted common stock in exchange for the domain name “fashion-international.com” and other related proprietary information as per the original option agreement, and the settlement of the loan payable and accrued interest totalling $2,589 as described in note 5.

Page - 9

FII INTERNATIONAL INC.
(a development stage company)
NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)
June 30, 2005

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.

To June 30, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

In connection with the Asset Purchase Agreement described in Note 3, the Company issued 2,000,000 shares of restricted common for the acquisition of certain assets and the settlement of loans payable and accrued interest totalling $2,589. The shares were recorded at the carrying value of the debt settled as the acquired assets were recorded at a $nil value as the related party vendor’s cost is not determinable.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 21, 2005, the sole director of the Company loaned $2,500 to the Company. The loan is payable on demand and is secured by a promissory note bearing interest at an annual rate of 8% compounding monthly. The Company may, at any time, convert the balance of the outstanding principal and accrued interest into restricted shares of the Company’s common stock at a price of $0.10 per share. During the period, the loan and accrued interest totalling $2,589 was settled as described in Notes 3 and 4.

During the period, an officer of the Company incurred expenses on behalf of the Company totalling $2,675. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

Refer to Note 3.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $30,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this potential deferred tax asset.

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

From inception to June 30, 2005, FII had a loss of $29,977. This represented an increase of $4,852 in losses since December 31, 2004, which were a result of (a) an increase of $473 for office and general expenses, (b) an increase of $3,210 in professional fees, and (c) an increase of $1,169 for regulatory and filing fees.

Operating expenses increased by $1,376 from $3,476 for the six-month period ended June 30, 2004 to $4,852 for the six-month period ended June 30, 2005. The increase in operating expenses was primarily due to (a) an increase of $125 for office and general expenses, (b) an increase of $1,316 in professional fees, and (c) a decrease of $65 for regulatory and filing fees.

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

Results of Operations

From inception on May 3, 2002

On May 27, 2005, FII entered into an asset purchase agreement with Patrizia Leone-Mitchell, the sole director and the president of FII. Pursuant to the terms and conditions of the asset purchase agreement FII acquired all of Ms. Leone-Mitchell’s right, title and interest in all of the assets related to FII’s business, including the domain name www.fashion-international.com. Also, Ms. Leone-Mitchell agreed to forgive the debt of $2,500 owed to her by FII as a result of the loan Ms. Leone-Mitchell made to FII on January 21, 2005. As consideration for the assets and the forgiveness of the debt, FII issued Ms. Leone-Mitchell two million restricted shares of FII’s common stock.
Also, on May 27, 2005, FII and Ms. Leone-Mitchell agreed to cancel the option agreement dated June 10, 2002 and the amending agreement dated June 7, 2004 pursuant to the terms and conditions of the asset purchase agreement. Pursuant to the terms of the option agreement, FII had the option to acquire the same assets from Ms. Leone Mitchell at a cost of two million restricted Common Capital Shares at a price of $0.005 per share and a lump sum payment of $250,000. The term of the option agreement was extended for an additional 12 months in accordance with the terms and conditions of the amending agreement.

Page - 11

FII acquired all of Patrizia Leone-Mitchell’s right, title and interest in all of the assets related to FII’s business and previously optioned under the option agreement, including the domain name www.fashion-international.com, pursuant to the terms and conditions of the asset purchase agreement. FII determined the purchase price of the assets based upon the exercise price of the option agreement, but not including the lump sum payment of $250,000. See Exhibit 10.1 - Option Agreement and Exhibit 10.4 - Asset Purchase Agreement for more details.

As of June 30, 2005, FII had an accumulated deficit of $31,977.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs and the $2,500 loan from FII’s president has paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to June 30, 2005 were $29,977. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

Liquidity and Capital Resources

As of the date of this quarterly report, FII has yet to generate any revenues from its business operations.

FII issued 2,000,000 shares of common stock at a deemed price of $0.001 per share through a Section 4(2) offering in June 2002. This was accounted for as a consideration paid for the right, title and interest FII acquired in the assets pursuant to the option agreement.

Also, FII issued another 5,000,000 Common Capital Shares through a Reg S offering in June 2002 at the offering price of $0.005 per share.

As of December 31, 2004 FII’s total assets were $1,992 and our total liabilities were $2,117. As of June 30, 2005, FII’s total assets were $2,366 and FII’s total liabilities were $4,754. The increase in the assets was a direct result of an increase of $524 in cash and a decrease in prepaid expenses of $150. The increase of $2,637 in liabilities was a direct result of a decrease in accounts payable and accrued liabilities of $38 and an increase in shareholder loan of $2,675. The increase in cash was a result of $2,500 from shareholder loan, and a decrease $150 in prepaid expenses, a decrease in accounts payable and accrued liabilities of $38, an increase in shareholder loan of $2,675 and an increase in operating expense of $4,852.

Plan of Operation for the Next Twelve Months

FII has not generated any revenues from its business operations since inception.

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

Page - 12

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

FII expects revenues generated from its website to contribute to its required working capital. FII anticipates that as “The Collection” section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, management anticipates that “The Collection” section at the www.fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website. However, until FII is able to generate any revenue it may be required to raise additional working capital. At any point, if FII finds that it does not have adequate working capital to complete an identified task, FII may have to suspend its operations and attempt to raise more working capital so it can proceed.

Internal and External Sources of Liquidity

FII has funded its operations principally from its June 2002 non-public offering and from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell. See Exhibit 10.3 - Loan Agreement and Promissory Note for more details. Also, during the period, Sean Mitchell, an officer of the Company, incurred expenses on behalf of FII totaling $2,675. These amounts are unsecured, bear no interest, and have no specific terms of repayment.

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

Page - 13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) FII did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) FII did not sell any unregistered equity securities with the exception of the following:

On May 27, 2005, FII issued two million restricted shares of FII’s common stock to Patrizia Leone-Mitchell in reliance upon Section 4(2) of the Securities Act of 1933. Ms. Leone-Mitchell is a sophisticated investor, an officer and a director of FII, and was in possession of all material information relating to FII. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. See Exhibit 10.4 - Asset Purchase Agreement for more details

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of FII. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Page - 14

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, FII reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

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

Filed
10.4
Asset Purchase Agreement dated May 27, 2005 between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII’s Form 8-K Current Report filed on May 31, 2005 and incorporated herein by reference.
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

Page - 15

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII International Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.

By:/s/ Patrizia Leone-Mitchell
Name:  Patrizia Leone-Mitchell
Title: Director and CEO
Dated: August 12, 2005

By:/s/ Sean Mitchell
Name:  Sean Mitchell
Title: CFO
Dated: August 12, 2005

Page - 16

Exhibit 31

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

Date: August 12, 2005

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 18

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

Date: August 12, 2005

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 19

Exhibit 32

Page - 20

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

August 12, 2005

Page - 21

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

August 12, 2005

Page - 22