Form 10QSB
period 2005-09-30
FII INTERNATIONAL INC
filed 2005-11-14
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________

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
101 - 1128 Quebec Street, Vancouver, British Columbia, V6A 4E1, Canada (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 10, 2005
Common Stock - $0.001 par value	9,000,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FII INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 2

FII INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,598	$1,842
Prepaid expenses	-	150

	$1,598	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCIES)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,380	$2,117
Due to related party (Note 5)	2,675	-

	5,055	2,117

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
9,000,000 (December 31, 2004 - 7,000,000) common shares issued and outstanding	9,000	7,000
Additional paid in capital	20,589	20,000
Deficit accumulated during the development stage	(33,046)	(27,125)

	(3,457)	(125)

	$1,598	$1,992

The accompanying notes are an integral part of these interim financial statements

Page - 3

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended		May 3, 2002 (inception) to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$121	$101	$594	$449	$2,476
Professional fees	948	3,609	4,158	5,503	20,727
Regulatory and filing fees	-	579	1,169	1,813	6,843
Website development costs	-	-	-	-	1,000

NET LOSS FOR THE PERIOD	$(1,069)	$(4,289)	$(5,921)	$(7,765)	$(31,046)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,000,000	7,000,000	7,923,077	7,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 4

FII INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY3, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

(unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Balance, May 3, 2002	-	$-	$-	$-	$-

Issued for option agreement - June 10, 2002	2,000,000	2,000	-	(2,000)	-

Issued for cash at $0.005 per share - June 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period May 3, 2002 (inception) to December 31, 2002	-	-	-	(10,313)	(10,313)

Balance, December 31, 2002	7,000,000	7,000	20,000	(12,313)	14,687

Net loss for the year ended December 31, 2003	-	-	-	(4,811)	(4,811)

Balance, December 31, 2003	7,000,000	7,000	20,000	(17,124)	9,876

Net loss for the year ended December 31, 2004	-	-	-	(10,001)	(10,001)

Balance, December 31, 2004	7,000,000	7,000	20,000	(27,125)	(125)

Issued on settlement of debt and asset acquisition - May 27, 2005 (Notes 3 and 4)	2,000,000	2,000	589	-	2,589

Net loss for the period ended September 30, 2005 (unaudited)	-	-	-	(5,921)	(5,921)

Balance, September 30, 2005 (unaudited)	9,000,000	$9,000	$20,589	$(33,046)	$(3,457)

The accompanying notes are an integral part of these interim financial statements

Page - 5

FII INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		May 3, 2002 (inception) to
	2005	2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(5,921)	$(7,765)	$(31,046)
Adjusted for items not involving cash:
Accrued interest	89	-	89
Changes in prepaid expenses	150	(300)	-
Changes in accounts payable	263	(111)	2,380

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,419)	(8,176)	(28,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000
Related party advances	5,175	-	5,175

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,175	-	30,175

INCREASE (DECREASE) IN CASH	(244)	(8,176)	1,598

CASH, BEGINNING OF THE PERIOD	1,842	11,097	-

CASH, END OF THE PERIOD	$1,598	$2,921	$1,598

Supplemental disclosures:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

Other non-cash financing and investing activities: Refer to Notes 3 and 4.

The accompanying notes are an integral part of these interim financial statements

Page - 6

FII INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERM FINANCIAL STATEMENTS
(unaudited)

September 30, 2005

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

The Company is in the initial development stage and has incurred losses since inception totalling $31,046. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operating losses, generating revenues from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. When an impairment is indicated, the carrying value of the asset will be reduced accordingly.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

To September 30, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Refer to Note 3.

NOTE 6 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $31,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this potential deferred tax asset.

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

From inception to September 30, 2005, FII had a loss of $31,046. This represented an increase of $5,921 in losses since December 31, 2004, which were a result of (a) an increase of $594 for office and general expenses, (b) an increase of $4,158 in professional fees, and (c) an increase of $1,169 for regulatory and filing fees.

Operating expenses decreased by $1,844 from $7,765 for the nine-month period ended September 30, 2004 to $5,921 for the nine-month period ended September 30, 2005. The decrease in operating expenses was primarily due to (a) an increase of $145 for office and general expenses, (b) a decrease of $1,345 in professional fees, and (c) a decrease of $644 for regulatory and filing fees.

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

Results of Operations

From inception on May 3, 2002

On May 27, 2005, FII entered into an asset purchase agreement with Patrizia Leone-Mitchell, the sole director and the president of FII. Pursuant to the terms and conditions of the asset purchase agreement FII acquired all of Ms. Leone-Mitchell’s right, title and interest in all of the assets related to FII’s business, including the domain name www.fashion-international.com. Also, Ms. Leone-Mitchell agreed to forgive the debt of $2,500 owed to her by FII as a result of the loan Ms. Leone-Mitchell made to FII on January 1, 2005. As consideration for the assets and the forgiveness of the debt, FII issued Ms. Leone-Mitchell two million restricted Common Capital Shares at an exercise price of $0.005 per share.

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

Page - 10

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

As of September 30, 2005, FII had an accumulated deficit of $33,046.

Since inception, the proceeds raised in FII’s June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs and the $2,500 loan from FII’s president has paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to September 30, 2005 were $31,046. The costs are based upon FII’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

As of December 31, 2004 FII’s total assets were $1,992 and our total liabilities were $2,117. As of September 30, 2005, FII’s total assets were $1,598 and FII’s total liabilities were $5,055. The decrease of $394 in the assets was a direct result of a decrease of $244 in cash and a decrease in prepaid expenses of $150. The increase of $2,938 in liabilities was a direct result of an increase in accounts payable and accrued liabilities of $263 and an increase in shareholder loan of $2,675. The decrease in cash was a result of $2,500 from shareholder loan, and a decrease $150 in prepaid expenses, an increase in accounts payable and accrued liabilities of $263, an increase in shareholder loan of $2,675, an increase in operating expense of $5,921, and an increase in accrued and unpaid interest of $89.

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

Internal and External Sources of Liquidity

FII has funded its operations principally from its June 2002 non-public offering, from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell, and other related party advances of $2,675. See Exhibit 10.3 - Loan Agreement and Promissory Note for more details.

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

Page - 12

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Patrizia Leone-Mitchell, FII’s Chief Executive Officer, and Sean Mitchell, FII’s Chief Financial Officer have evaluated the effectiveness of FII’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, FII’s disclosure controls and procedures are effective in alerting FII on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in FII’s internal controls or, to the FII’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date FII carried out this evaluation.

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, FII reported all information that was required to disclosed in a report on Form 8-K.

Page - 13

Item 6. Exhibits.

(a)	Index to and Description of Exhibits.

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

FII INTERNATIONAL INC.

By: /s/ Patrizia Leone-Mitchell
Name:  Patrizia Leone-Mitchell
Title: Director and CEO
Dated: November 14, 2005

By: /s/ Sean Mitchell
Name:  Sean Mitchell
Title: CFO
Dated: November 14, 2005

Page - 15

Exhibit 31

Page - 16

FII INTERNATIONAL INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Patrizia Leone- Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FII International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

/s/ Patrizia Leone-Mitchell
Patrizia Leone-Mitchell
Chief Executive Officer

Page - 17

FII INTERNATIONAL INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sean Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of FII International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrizia Leone-Mitchell, President, Chief Executive Officer of FII and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Patrizia Leone-Mitchell
Patrizia Leone- Mitchell
Chief Executive Officer

November 14, 2005

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FII International Inc. (“FII”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean Mitchell, Treasurer and Chief Financial Officer of FII, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of FII.

/s/ Sean Mitchell
Sean Mitchell
Chief Financial Officer

November 14, 2005

Page - 21