Form 10KSB
period 2005-12-31
FII INTERNATIONAL INC
filed 2006-03-31
CIK 1179651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to __________

                        Commission file number 000-50662


                                FII International Inc.
                    (Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada                      98-0377768
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

1100 Melville Street, 6th Floor, Vancouver, British Columbia, Canada   V6E 4A6
          (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: 604-696-1060

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $225,000 as of March 30, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at March 30, 2006
    common shares - $0.001 par value                     9,000,000

Documents incorporated by reference: Exhibit 2.1 (Articles of Incorporation) and
Exhibit 2.2 (By-laws) both filed as exhibits to FII's registration statement on Form SB-2 filed on August 15, 2002; Exhibit 10.1 (Option Agreement) filed as an exhibit to FII's registration statement on Form SB-2 filed on October 16, 2002;
Exhibit 10.2 (Amending Agreement) filed as an exhibit to FII's quarterly report on Form 10-QSB on August 16, 2004; Exhibit 10.3 (Loan Agreement and Promissory Note ) filed as an exhibit to FII's annual report on Form 10-KSB on March 31, 2005; and Exhibit 10.4 (Asset Purchase Agreement) filed as an exhibit to FII's current report on Form 8-K on May 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(A) BUSINESS DEVELOPMENT

We are a development stage company that was incorporated in the State of Nevada on May 3, 2002. We maintain our statutory registered agent's office at 50 West Liberty Street, Suite 880, Reno, Nevada 89501 and our business office is located at 1100 Melville Street, 6th Floor, Vancouver, British Columbia, V6E 4A6 Canada. Our telephone number is (604) 696-1060. Our offices are located in the offices of Rene Daignault, our secretary, and are used rent free.

We confirm that we have no major customers at this time.

FII has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of FII's business.

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

PRODUCTS AND SERVICES

We provide the following services to participants in various sections to be found on our website:

DESIGNER COLLECTIONS

We provide coverage and showcase designer collections from around the world at the FASHION-INTERNATIONAL.COM fashion portal. We believe that the Firstview.com has one of the most comprehensive websites showcasing designer's current and past collections. We have not entered into any agreements with Firstview.com at this time. We provide a hyperlink from FASHION-INTERNATIONAL.COM to Firstview.com for participants to view designer collections.

DESIGNER BIOGRAPHIES

In this section of the website, participants have access to information regarding different designers that may include: information on designers and the organizations that they operate, details of their personal lives, inspirations, awards, achievements, goals and ambitions.

INTERACTIVE FASHION CONSULTING AND COMMUNICATION

In this section of the website, participants have access to personal fashion advice including individual beauty techniques, style and fashion advice as it relates to an individual's unique characteristics. Patrizia will continue to provide these online services to participants.

NEWS & MEDIA

Fashion "News and Media" is readily and widely available throughout the Internet. In addition to news wires, there are many fashion sites, including ModaItalia.net, ApparelNews.net and WWD.com that have very comprehensive sections devoted to fashion news and media. We provide a hyperlink from FASHION-INTERNATIONAL.COM to many information source's website. FII will continue to expand the list hyperlinked websites that provide fashion "News and Media". We have not entered into any agreement with any news wire company or any fashion organization.

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

COLLECTION

In this section, a collection of merchandise is displayed in very basic, yet effective, manner and is easy for the consumer to view all the merchandise. When the consumer has determined which merchandise they would like to purchase, they will contact FII and place an order and make arrangements of the payment. Upon receiving payment, FII will ship the merchandise.

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

FASHION CONSUMERS - U.S.A.

According to the U.S. Census Bureau, the Estimated Retail Sales for "Clothing and clothing accessories stores" within the USA in 1999 was US$159,651,000,000.

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

COMPETITION

The industry in which we operate is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

     * greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
     *    easier and more access to capital;
     *    longer operating histories;
     *    greater name recognition and established corporate identity;
     *    larger user base; and
     *    developed websites.

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

We have identified some of the competition and highlighted them below:

     * Large and established information technology consulting service providers.
     * Online services, portals or websites targeting the fashion industry; including designers, retailers, consumers and other industry participants such as: Firstview.com and Oxygen.com.
     * Publishers and distributors of traditional offline media, including those targeting the fashion industry, many of which have established or may establish websites. Some of these are as follows: Vogue.com, Elle.com, Style.com, Instyle.com, GQ.com and Maximonline.com.

     * General-purpose consumer online services and portals and other high-traffic websites, which provide access to fashion content and services.
     * Public sector and non-profit websites that provide information without advertising or commercial sponsorships.
     * Vendors of fashion information, products and services distributed through other means, including direct sales, mail and fax messaging.

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

GOVERNMENT CONTROLS AND REGULATIONS

REGULATION OF INTERNET

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

     *    user privacy
     *    freedom of expression
     *    pricing
     *    content and quality of products and services
     *    taxation
     *    advertising
     *    intellectual property rights
     *    information security

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

We have no full time employees and three part time employees, Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault. None of the employees are compensated for their services and we do not have an employment agreement with any employee. Patrizia will devote approximately 10 hours per week of her time to our operations. Patrizia Leone-Mitchell's duties will be to handle our day-to-day administration as well as maintaining the Products and Services section. Sean will assist Patrizia with many of these responsibilities (as outlined in the Products and Services section). It is management's opinion that Patrizia will be able to handle these responsibilities on a part-time basis.

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

RISKS ASSOCIATED WITH FII'S BUSINESS:

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

3. WE ARE AN INITIAL DEVELOPMENT STAGE COMPANY AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN AND MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING.

     The audit report by our independent auditors on our financial statements for the period from inception, May 3, 2002, through December 31, 2005 contains an explanatory note that indicates that we are an initial development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about our ability to continue as a going concern. This note may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by analysts or investors.

4. WE LACK AN OPERATING HISTORY AND HAVE LOSSES THAT WE EXPECT TO CONTINUE INTO THE FUTURE. IF THE LOSSES CONTINUE WE WILL HAVE TO SUSPEND OPERATIONS OR CEASE OPERATIONS.

     We were incorporated on May 3, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $35,094. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development and operation of our website. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business. See "Limited operating history" on page 13 for more details.

5. WE ARE NEW TO THE INTERNET MARKETPLACE AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     We have no operating history upon which to judge our current operations. In deciding whether to purchase our shares, and the likelihood of our success, you should consider our prospects in light of the problems, risks, expenses, complications, delays, and difficulties frequently encountered by a small business beginning operations in a highly competitive industry, including but not limited to the following:

     * development of our website and the online fashion services to be provided;
     * the uncertainty of market acceptance of our website and the online fashion services;
     * maintenance of our proprietary rights, including our payment obligations under the option agreement;
     * our need to expand our marketing, sales and support organizations, as well as our market share;
     *    our ability to anticipate and respond to market competition;
     *    our need to manage expanding operations;
     *    possible insufficiency of additional funding;
     *    our ability to negotiate affordable, reasonable and fair agreements;
          and
     *    our dependence upon key personnel.

     As we have no history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

6. FAILURE TO INTRODUCE NEW SERVICES IN A TIMELY AND ACCEPTABLE MANNER MAY AFFECT OUR ABILITY TO OPERATE EFFECTIVELY.

     The computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services, as well as, the development and maintenance of the Internet's infrastructure to cope with this increased traffic. Our future success will depend in large part on our ability to develop and enhance our services. There are significant technical risks in the development of new or enhanced services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced services.

     If we are unable to develop and introduce enhanced or new services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, we may not be able to compete effectively.

RISKS ASSOCIATED WITH FII'S INDUSTRY:

7. FAILURE TO SUCCESSFULLY COMPETE IN THE GLOBAL FASHION INDUSTRY WITH ESTABLISHED FASHION COMPANIES MAY RESULT IN OUR INABILITY TO CONTINUE WITH OUR OPERATIONS.

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

     In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a negative impact on our business, results of operations and financial condition and as a result, we may not be able to continue with our operations. See "Competition" on page 5 for more information.

8. AS A RESULT OF BEING IN THE BUSINESS OFFERING INFORMATION AND SERVICES THROUGH OUR WEBSITE, WE WILL FACE A HIGHER POTENTIAL FOR LIABILITY CLAIMS, AND IF ANY CLAIMS ARE COMMENCED AGAINST US THIS COULD DAMAGE OUR BUSINESS AND AS A RESULT, WE MAY NOT BE ABLE TO CONTINUE WITH OUR OPERATIONS.

     We will offer information and services on our website. Most of our website's content will be non-exclusive and republished information from other websites. As a result, we face the risk that claims may be made against us for losses or damages, perceived or real that could have a negative impact on our business. We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information contained on and communications made through our website. Based on links we may provide to other websites, we could also be subject to claims based upon on-line content we do not control that is accessible from our website.

     These claims could result in substantial costs and a diversion of our management's attention and resources, regardless of whether we are successful. Currently, we do not have any insurance coverage. Although we may be able to obtain general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that may not be covered by insurance or in excess of any insurance coverage we may obtain could have a negative impact on our business, financial condition and operating results. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our business as well as our ability to continue with our operations

9. WE OPERATE IN A HIGHLY REGULATED INDUSTRY AND COMPLIANCE FAILURES COULD RESULT IN A NEGATIVE IMPACT ON OUR BUSINESS.

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

RISKS ASSOCIATED WITH FII:

10. A CHANGE OF CONTROL OF FII CAN BE DELAYED, IMPEDED OR EFFECTED BY THE DIRECTORS AND MANAGEMENT, WHO COLLECTIVELY OWN 50% OF THE OUTSTANDING COMMON VOTING SHARES.

     Our directors and management own an aggregate of 4,500,000 Common Voting Shares and as a result have the ability to influence the vote for a change of voting control of FII or the vote to approve or reject any offer for the purchase and sale of our assets.

11. A SMALL NUMBER OF OUR STOCKHOLDERS OWN A SUBSTANTIAL AMOUNT OF OUR COMMON VOTING SHARES, AND IF SUCH STOCKHOLDERS WERE TO SELL THOSE SHARES IN THE PUBLIC MARKET WITHIN A SHORT PERIOD OF TIME, THE PRICE OF OUR COMMON VOTING SHARES COULD DROP SIGNIFICANTLY.

     Because some stockholders also own substantial amounts of shares of our Common Voting Shares. Sales of a large number of shares of our Common Voting Shares or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of our Common Voting Shares, especially if the Common Voting Shares are thinly traded.

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

     Our officers and directors have other obligations and time commitments that will prevent them from devoting full-time to our operations. This will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. See "Conflicts of interest" on page 21 for more information.

14. FII DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     FII has never paid cash dividends on its Common Capital Shares and has no plans to do so in the foreseeable future. FII intends to retain earnings, if any, to develop and expand its business.

15. "PENNY STOCK" RULES MAY MAKE BUYING OR SELLING FII'S COMMON CAPITAL SHARES DIFFICULT, AND SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

     Trading in FII's Common Capital Shares is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules. FII's Common Capital Shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The "penny stock" rules govern how broker-dealers can deal with their clients and "penny stocks". For sales of FII's Common Capital Shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in FII's Common Capital Shares, which could severely limit their market price and liquidity of its Common Capital Shares. This could prevent you from reselling your shares and may cause the price of the Common Capital Shares to decline. See "Penny Stock rules" on page 13 for more details.

ITEM 2. DESCRIPTION OF PROPERTY.

Our sole asset is our interest in certain assets acquired from Patrizia Leone-Mitchell, FII's president, on May 27, 2005. The assets include the domain name, "www.fashion-international.com", the FII business plan, extensive preliminary research on developing the FII business plan, all research and development of the web layout, and the content contained on our website. We currently have the exclusive right to use these assets. See Exhibit 10.4 - Asset Purchase Agreement for more details.

We operate from our offices in Vancouver, British Columbia, Canada. Rene Daignault provides space to us on a rent-free basis. It is anticipated this arrangement will remain until we begin generating revenues, at which time we will locate new office space that will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

FII is not a party to any pending legal proceedings and, to the best of FII's knowledge, none of FII's property or assets are the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

FII's Common Voting Shares has been quoted on the NASD OTC Bulletin Board since January 11, 2006 under the symbol "FIII". However, no Common Voting Shares have traded.

(B) HOLDERS OF RECORD

We have 21 registered holders of FII's Common Capital Shares.

(C) DIVIDENDS

FII has declared no dividends on its Common Capital Shares and is not subject to any restrictions that limit its ability to pay dividends on its Common Capital Shares. Dividends are declared at the sole discretion of our Board of Directors.

(D) RECENT SALES OF UNREGISTERED SECURITIES

On May 27, 2005, FII issued two million restricted shares of FII's common stock to Patrizia Leone-Mitchell in reliance upon Section 4(2) of the Securities Act of 1933. Ms. Leone-Mitchell is a sophisticated investor, an officer and a director of FII, and was in possession of all material information relating to FII. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. See Exhibit 10.4 - Asset Purchase Agreement for more details.

(E) PENNY STOCK RULES

Trading in FII's Common Capital Shares is subject to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends FII's Common Capital Shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in FII's Common Capital Shares, which could severely limit their market price and liquidity of FII's Common Capital Shares.

The "penny stock" rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING PRESENTATION OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF FII INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

OVERVIEW

FII is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. FII raised $25,000 from our Reg S non-public offering in June 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement.

From inception to December 31, 2005, we had a loss of $35,094. This represented an increase of $9,969 in losses since December 31, 2004, which were a result of
(a) an increase of $834 for office and general expenses, (b) an increase of $6,788 in professional fees, and (c) an increase of $2,347 for regulatory and filing fees.

Operating expenses decreased by $32 from $10,001 for the year ended December 31, 2004 to $9,969 for the year ended December 31, 2005. The decrease in operating expenses was primarily due to (a) an increase of $161 for office and general expenses, (b) an decrease of $378 in professional fees, and (c) an increase of $185 for regulatory and filing fees.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about FII upon which to base an evaluation of its performance. FII is a development stage company and has not generated any revenues from operations. FII cannot guarantee it will be successful in its business operations. FII's business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services.

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

RESULTS OF OPERATIONS

From inception on May 3, 2002

On May 27, 2005, FII entered into an asset purchase agreement with Patrizia Leone-Mitchell, the sole director and the president of FII. Pursuant to the terms and conditions of the asset purchase agreement FII acquired all of Ms. Leone-Mitchell's right, title and interest in all of the assets related to FII's business, including the domain name www.fashion-international.com. Also, Ms. Leone-Mitchell agreed to forgive the loan payable and accrued interest totaling $2,589 owed to her by FII as a result of the loan Ms. Leone-Mitchell made to FII on January 21, 2005. As consideration for the assets and the forgiveness of the debt, FII issued Ms. Leone-Mitchell two million restricted shares of FII's common stock.

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

FII acquired all of Patrizia Leone-Mitchell's right, title and interest in all of the assets related to FII's business and previously optioned under the option agreement, including the domain name www.fashion-international.com, pursuant to the terms and conditions of the asset purchase agreement. FII determined the purchase price of the assets to be the carrying value of the debt settled as the acquired assets were recorded at $NIL value as the related party vendor's cost was not determinable.. See Exhibit 10.1 - Option Agreement and Exhibit 10.4 - Asset Purchase Agreement for more details.

As of December 31, 2005 we have an accumulated deficit of $37,094.

Since inception, the proceeds raised in FII's June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs and the $2,500 loan from FII's president has paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to December 31, 2005 were $35,094. The costs are based upon FII's out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then FII has not incurred any additional costs.

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

As of December 31, 2005, our total assets were $632 and our total liabilities were $8,137. As of December 31, 2004, our total assets were $1,992 and our total liabilities were $2,117. The decrease in the assets was a direct result of a decrease of $1,210 in cash and decrease of $150 in prepaid expenses. The increase in total liabilities is a result of an increase of $3,345 in accounts payable and accrued liabilities and an increase of $2,675 in amounts due to a related party. The decrease in cash was a result of $9,969 in operating expenses, a decrease in prepaid expenses of $150, an increase in the accounts payable and accrued liabilities of $3,345, accrued interest of $89, and an increase in related party advances of $5,175

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We have not had any revenues generated from our business operations since our incorporation.

FII will not be able to satisfy its working capital requirements for the next twelve months. Accordingly, it will need to raise additional working capital to continue its operations. FII anticipates funding its working capital needs for the next twelve months through the equity capital markets and private financings. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that FII will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve FII's cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, FII has not contemplated any plan of liquidation if it does not generate revenues. FII cannot ensure, however, that these plans will be successful. We may decide that we can no longer pursue our original business plan and may be required to look the other possible business opportunities. There is no guarantee that there will be any other possible business opportunities available to the company, nor any guarantee of what type of industry that the business opportunity might be involved in, nor the financial resources required by a possible business opportunity.

FII is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As FII expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

While financial resources are available, FII will continue to develop a collection of fashion goods that consumers and retailers can purchase through the FII website in "The Collection" section. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory - hence, retaining as much of their current financial resources as possible..

FII expects revenues generated from its website to contribute to its required working capital. FII anticipates that as "The Collection" section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, management anticipates that "The Collection" section at the www.fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website. However, until FII is able to generate any revenue it may be required to raise additional working capital. At any point, if FII finds that it does not have adequate working capital to complete an identified task, FII may have to suspend its operations and attempt to raise more working capital so it can proceed There is no guarantee that additional working capital will be available to the company.

Designer Collections - This section provides coverage and showcases designer collections from around the world at the FASHION-INTERNATIONAL.COM fashion portal via a hyperlink to Firstview.com. FII believes that Firstview.com has one of the most comprehensive websites showcasing designer's current and past collections. We have not entered into any agreements with Firstview.com at this time and do not anticipate entering into any agreements during the next twelve months.

Designer Biographies - In this section, participants have access to information regarding different designers that may include: information on designers and the organizations that they operate, details of their personal lives, inspirations, awards, achievements, goals and ambitions as well as a hyperlink to the designer's website.

Interactive Fashion Consulting and Communication - In this section of the website, participants have access to personal fashion advice including individual beauty techniques, style and fashion advice as it relates to an individual's unique characteristics. Patrizia will provide these online services to participants and FII will attempt to market this service directly to potential users.

News & Media - In this section, FII provides hyperlinks to Fashion "News and Media" is readily and widely available throughout the Internet. In addition to news wires, there are many fashion sites, including ModaItalia.net, ApparelNews.net and WWD.com that have very comprehensive sections devoted to fashion news and media. We provide a hyperlink from FASHION-INTERNATIONAL.COM to any information source's website. We do not anticipate entering into any agreement with any news wire company or any fashion organization during the coming twelve months.

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

Collection -Management feels that many consumers are looking for unique fashion looks that will be recognized as being very "in-fashion" and at the same time providing them an element of uniqueness. Management believes that there are many consumers who are very "designer-fashion" conscious and enjoy many of the already available products and services at the fashion-international.com portal, but cannot afford to purchase the designer fashion goods. FII has launched the Collection section and the merchandise is displayed in very basic, yet effective, manner and is easy for the consumer to view all the merchandise. When the consumer has determined which merchandise they would like to purchase, they will contact FII and place an order and make arrangements of the payment. Upon receiving payment, FII will ship the merchandise.

Currently, there are several manufacturers in the USA that focus on providing fashion collections that are available every month. FII will continue to focus on these manufacturers because it will allow FII to offer a very current fashion collection and allow FII to maintain very low levels of inventory - hence, retaining as much of their current financial resources as possible.

FII anticipates that as "The Collection" section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, "The Collection" section at the fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website.

All products and services listed above will only be provided online via the Internet. We have no definitive suppliers that we are solely dependent on for supply of any goods or services. In addition to the continued development of "The Collection" section, FII will continue to internally develop the website with services that can be maintained and updated as new and relevant information becomes available. Large fashion organizations throughout the world will continue to be the source of such information.

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

Advertising Fees - Advertising will be for sale on the FASHION-INTERNATIONAL.COM fashion portal and rates will generally be based on duration, the number of impressions received by the advertisement and its relative position within the fashion portal. The most common form of this type of advertising is conducted through banners and other online visual displays. Generally, users will click on the banner and a hyperlink will take the user to the advertiser's website for further information. We will work very closely with all interested corporations to ensure that their advertising campaigns on the FASHION-INTERNATIONAL.COM portal are implemented and executed in a timely and professional manner.

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

Fashion Consulting - Individual fashion consultation will be available at FASHION-INTERNATIONAL.COM for participants that require individual attention from fashion experts. While these services are available at certain designer retailers in large urban cities, they are not available to the mass consumers that reside outside these cities. Fashion and the desire for individuals to look stylish are very important in today's society and we believe that there is a demand for such fashion consulting and a willingness to pay for such services.

Product Sales - FII anticipates generating revenue from the sale of fashion merchandise in the "The Collection" section of the fashion portal, which FII will continually expand. FII will focus on current fashionable merchandise, including tops, jackets and accessories. FII anticipates generating a 50% margin on the merchandise that it sells.

Patrizia will provide the personal consulting and co-ordinate the corporate efforts to attain arrangements involving advertising, subscriptions, sponsorships, affiliate programs and the sourcing of the merchandise that will be for sale in "The Collection" section. Sean will assist Patrizia in these efforts as outlined above. We will also evaluate the benefits of engaging a third party company to provide services to assist us in attaining revenue arrangements. We have not commenced any negotiations with any such company and have not entered into any agreements. We anticipate that any such agreement will be on a commission only basis and will have no cost to FII until such time as revenue arrangements are signed and revenue has commenced. It is at that time that FII will pay any third party company associated with the sales of revenue generating agreements. We believe that the allocation of time that will be devoted to FII (as outlined in the "Conflicts of Interest" section) by Patrizia, Sean and Rene will be sufficient to carry out all the responsibilities in developing FII.

MARKETING

Marketing within the fashion industry is very important and we will ensure that the FASHION-INTERNATIONAL.COM website is developed with an emphasis on visual display combined with functionality. We are contemplating different marketing concepts to determine the most cost effective way of establishing the FASHION-INTERNATIONAL.COM as a trusted, current and consistent fashion brand.

FII remains committed to marketing and feel that given FII's current resources we will only be able to maintain our current online exposure of our fashion portal's products and services.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

FII has funded its operations principally from its June 2002 non-public offering and from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell. See
Exhibit 10.3 - Loan Agreement and Promissory Note for more details. Also, during the past fiscal year, Sean Mitchell, an officer of the Company, incurred expenses on behalf of FII totaling $2,675. These amounts are unsecured, bear no interest, and have no specific terms of repayment.

INFLATION

FII does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-KSB Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain information contained or incorporated by reference in this Annual Information Form, including the information set forth as to the future financial or operating performance of the Company, constitutes "forward-looking statements". These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could", "contemplate", "target", "continue", "budget", "may", "schedule", and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about FII's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and
(9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and FII disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on FII's website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant's tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and FII assumes no obligation to update any such forward-looking statements.

FII may, from time to time, make oral forward-looking statements. FII strongly advises that the above paragraph and the risk factors described in this annual report and in FII's other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of FII to materially differ from those in the oral forward-looking statements. FII disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 7. FINANCIAL STATEMENTS

See audited financial statements for the period ended December 31, 2005 and 2004 attached as an Exhibit to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

FII's principal independent accountant, Dale Matheson Carr-Hilton LaBonte, has not changed since the date of incorporation and there have been no disagreements with FII's principal independent accountant.

FII's principal independent accountant from May 3, 2002 (inception) to the current date is Dale Matheson Carr-Hilton Labonte. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of FII's principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte ("DMCL"). DMCL's address is 1140 West Pender Street, Vancouver, British Columbia, Canada.

ITEM 8A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Patrizia Leone-Mitchell, FII's Chief Executive Officer, and Sean Mitchell, FII's Chief Financial Officer, have evaluated the effectiveness of FII's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act" )) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, they have concluded that, as of the Evaluation Date, FII's disclosure controls and procedures are effective in alerting FII on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter of the fiscal year covered by this report, there were no changes in FII's internal controls or, to FII's knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date FII carried out this evaluation.

ITEM 8B. OTHER INFORMATION.

During the fourth quarter of the fiscal year covered by this Form 10-KSB, FII reported all information that was required to be disclosed in a report on Form 8-K.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address                       Age              Positions
----------------                       ---              ---------
Patrizia Leone-Mitchell                 40      President, CEO and sole member
2986 West 30th Avenue                           of the board of directors
Vancouver, British Columbia
V6L 1Z4   Canada

Sean Mitchell
2986 West 30th Avenue
Vancouver, British Columbia
V6L 1Z4   Canada                        39      CFO, Treasurer

Rene Daignault
2175 Cortell Street
North Vancouver, British Columbia
V7P 2A8   Canada                        39      Corporate Secretary

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

BACKGROUND OF OFFICERS AND DIRECTORS

PATRIZIA LEONE-MITCHELL - SOLE DIRECTOR AND PRESIDENT - Patrizia has been our president and sole director since incorporation. Patrizia graduated from the University of British Columbia and then completed postgraduate studies at the Fashion Institute of Technology in New York. Patrizia is the spouse of Sean Mitchell. Since 1990, Patrizia has worked in the fashion industry and for Leone International Marketing Inc. as the head women's wear buyer and the executive in charge of marketing and advertising. Leone International Marketing Inc. is a retail fashion boutique located at 757 West Hastings Street, Vancouver, British Columbia, Canada.

SEAN MITCHELL - TREASURER - Sean has been our treasurer since inception. Sean is the spouse of Patrizia Leone-Mitchell. Since graduating from the University of British Columbia in 1989, Sean has developed extensive experience in a diverse range of business developments, including commercial real estate salesman for Royal Lepage Commercial Inc. from January 1995 to December 1996 and from March 1997 to December 1999 as an Associate with The Pacific Rim Group dealing with merchant banking and enterprise development services within the private and public markets. From November 2001 till August 2003, Sean has been working for Leone International Marketing Inc., with a focus on their A-Wear clothing collection. Sean's responsibilities included working with clothing factories, merchandising personnel, assisting with logistics (shipping, receiving and accounts payable), assisting merchandise buyers and assisting marketing executives. Since September 2003, Sean has been working as an independent business man.

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

CONFLICTS OF INTEREST

We think that Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault will be subject to conflicts of interest because they will not be devoting full-time to our operations. Patrizia will devote a minimum of 10 hours a week to our operations and Sean will devote a minimum of 10 hours a week. However, Rene devotes the majority of his time to his law practice and will only be able to devote 10 hours a week to our operations.

(B) IDENTIFY SIGNIFICANT EMPLOYEES

FII does not have any significant employees. However, FII has retained Mosaic Networks to host the website and as required, will engage a web developer to make enhancements and changes to the website. Management believes that the third party independent contractors that FII engages from time to time make a significant contribution to FII's business operations.

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

(F) AUDIT COMMITTEE FINANCIAL EXPERT

FII has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of FII's limited operations, management believes the services of a financial expert are not warranted.

(G) IDENTIFICATION OF AUDIT COMMITTEE

FII does not have a separately-designated standing audit committee. Rather, FII's entire board of directors perform the required functions of an audit committee. Patrizia Leone-Mitchell is the only member of FII's audit committee. Patrizia Leone-Mitchell does not meet the independent requirements for an audit committee member. FII's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. FII has adopted an audit committee charter, a copy of which is filed as an exhibit to this report. See Exhibit 99.2 - Audit Committee Charter for more information.

(H) DISCLOSURE COMMITTEE AND CHARTER

FII has a disclosure committee and disclosure committee charter. FII's disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about FII and the accuracy, completeness and timeliness of FII's financial reports. See Exhibit
99.3 - Disclosure Committee Charter for more information.

(I) CODE OF ETHICS

FII has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of FII's adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, FII's code of ethics has been posted on its website at www.fashion-international.com. FII undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Sean Mitchell at 604-696-1060 to request a copy of FII's code of ethics. Management believes FII's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION.

Our officers and directors have not received any compensation. There are no plans to compensate them, unless and until we begin to realize revenues and become profitable in our business operations. Since FII's inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. Currently, there are no arrangements between FII and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between FII or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of FII or from a change in a named executive officer's responsibilities following a change in control.

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

          (1)                           (2)                              (3)                 (4)
                                  Name and Address              Amount and Nature of       Percent
     Title of Class              of Beneficial Owner            Beneficial Owner [1]      of Class [2]
     --------------              -------------------            --------------------      ------------
Common Capital Shares         Patrizia Leone-Mitchell               4,000,000               44.45%
                              2986 West 30th Avenue
                              Vancouver, British Columbia
                              V6L 1Z4  Canada

Common Capital Shares         Sean Mitchell                                 0                   0%
                              2986 West 30th Avenue
                              Vancouver, British Columbia
                              V6L 1Z4  Canada

Common Capital Shares         Rene Daignault                          500,000 [3]            5.55%
                              2175 Cortell Street
                              North Vancouver, B. C.
                              V7P 2A8  Canada

Common Capital Shares         Maria Leone                             600,000                6.67%
                              1225 West 8th Ave
                              Vancouver, British Columbia
                              V6H 1C7  Canada

Common Capital Shares         Richard N. Jeffs                        500,000 [4]            7.14%
                              c/o 42 Brook Street
                              London, W1K 5DB, UK

----------
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 9,000,000 common shares issued and outstanding as of March 30, 2006.
[3]  These shares are directly owned by Verlee Webb, the spouse of Rene
     Daignault.
[4] 250,000 of these shares are directly owned by Richard N. Jeffs. Jeffsco Holdings Ltd., which is wholly owned by Susan Jeffs, the spouse of Richard
     N. Jeffs, directly owns the remaining 250,000 shares.

(B) SECURITY OWNERSHIP OF MANAGEMENT

          (1)                           (2)                              (3)                 (4)
                                  Name and Address              Amount and Nature of       Percent
     Title of Class              of Beneficial Owner            Beneficial Owner          of Class [1]
     --------------              -------------------            --------------------      ------------

Common Capital Shares         Patrizia Leone-Mitchell               4,000,000               44.45%
                              2986 West 30th Avenue
                              Vancouver, British Columbia
                              V6L 1Z4  Canada

Common Capital Shares         Sean Mitchell                                 0                   0%
                              2986 West 30th Avenue
                              Vancouver, British Columbia
                              V6L 1Z4  Canada

Common Capital Shares         Rene Daignault                          500,000 [2]            5.55%
                              2175 Cortell Street
                              North Vancouver, B. C.
                              V7P 2A8  Canada

Common Capital Shares         Directors and Executive               4,500,000               50.00%
                              Officers (as a group)

----------
[1] Based on 9,000,000 common shares issued and outstanding as of March 30, 2006.
[2]  These shares are directly owned by Verlee Webb, the spouse of Rene
     Daignault.

(C) CHANGES IN CONTROL

FII is not aware of any arrangement that may result in a change in control of FII.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A) RELATIONSHIPS WITH INSIDERS

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which we were a party other than the following:

On June 10, 2002, we signed an option agreement with our president and sole director, Patrizia Leone-Mitchell. We were granted the right to earn the full title, rights and interest in certain assets in consideration of issuing Patrizia Leone-Mitchell 2,000,000 Common Capital Shares. To fully exercise our option and to earn the full title, right and interest in the assets we were required to pay Patrizia Leone-Mitchell an additional $250,000 cash by June 9, 2004. This cash payment represented consideration for the continued services that Patrizia was to provide in developing and enhancing our website. The assets included the domain name, "fashion-international.com", Patrizia Leone-Mitchell's fashion and business experience, the FII business plan, extensive preliminary research on developing the FII business plan, and preliminary development of the web layout and the content to be contained in our website.

The term of the option agreement could be extended for an additional 12 months at our discretion. As consideration for the extension of term, we would have to issue an additional 500,000 shares to Patrizia.

Patrizia's has many years of fashion and business experience that we will benefit from by having Patrizia as our sole director and President, which we will be able to rely on and use in developing and adding value to our business and website. The value of these assets was determined by Patrizia based on (1) the many years of fashion and business experience that Patrizia will provide to us through her services as director and president, (2) the goodwill of Patrizia's name in the fashion industry, and (3) the amount of time and effort Patrizia has put into developing the website and domain name. In addition, Patrizia incurred costs of approximately $200 to acquire the assets.

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

On May 27, 2005, FII acquired all of Patrizia Leone-Mitchell's right, title and interest in all of the assets related to FII's business and previously optioned under the option agreement, including the domain name www.fashion-international.com, pursuant to the terms and conditions of the asset purchase agreement. FII determined the purchase price of the assets to be the carrying value of the debt settled as the acquired assets were recorded at $NIL value as the related party vendor's cost was not determinable. Also, Ms. Leone-Mitchell agreed to forgive the loan payable and accrued interest of $2,589 owed to her by FII as a result of the loan Ms. Leone-Mitchell made to FII on January 21, 2005. As consideration for the assets and the forgiveness of the debt, FII issued Ms. Leone-Mitchell two million restricted shares of FII's common stock. See Exhibit 10.1 - Option Agreement and Exhibit 10.4 - Asset Purchase Agreement for more details.

(B) TRANSACTIONS WITH PROMOTERS

Patrizia Leone-Mitchell, Sean Mitchell and Rene Daignault are the promoters of FII. They are the only persons who have taken an initiative in founding and organizing our business. None of the promoters have received anything of value from us nor is any one of them entitled to receive anything of value from us for services provided as a promoter

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) INDEX TO AND DESCRIPTION OF EXHIBITS.

Exhibit                            Description                                        Status
-------                            -----------                                        ------
Exhibit A  Audited Financial Statements for the period ended December 31, 2005.      Included

3.1      Corporate Charter filed as an Exhibit to FII's registration statement
         on Form SB-2 filed on August 15, 2002.                                      Filed

3.2      Articles of Incorporation filed as an Exhibit to FII's registration
         statement on Form SB-2 filed on August 15, 2002.                            Filed

3.3      Bylaws filed as an Exhibit to FII's registration statement on Form SB-2     Filed
         filed on August 15, 2002.

10.1     Option Agreement dated June 10, 2002, between FII International Inc.        Filed
         and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form SB-2 filed on October 16, 2002, and incorporated herein by reference.

10.2     Amending Agreement dated June 7, 2004 between FII International Inc.        Filed
         and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 10-QSB filed on August 16, 2004, and incorporated herein by reference.

10.3     Loan Agreement and Promissory Note dated January 21, 2005 between FII       Filed
         International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to
         FII's Form 10-KSB filed on March 31, 2005, and incorporated herein by reference.

10.4     Asset Purchase Agreement dated May 27, 2005 between FII International       Filed
         Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 8-K
         Current Report filed on May 31, 2005 and incorporated herein by reference.

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the     Included
         Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the     Included
         Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section      Included
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.1     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section      Included
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

99.1     Code of Ethics filed as an Exhibit to FII's Form 10-KSB filed on March      Filed
         30, 2004, and incorporated herein by reference.

99.2     Audit Committee Charter filed as an Exhibit to FII's Form 10-KSB filed      Filed
         on March 30, 2004, and incorporated herein by reference.

99.3     Disclosure Committee Charter filed as an Exhibit to FII's Form 10-KSB       Filed
         filed on March 30, 2004, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal independent accountant for FII's audit of annual financial statements and for review of financial statements included in FII's Form 10-QSB's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

     2005 - $7,500 - Dale Matheson Carr-Hilton LaBonte
     2004 - $2,500 - Dale Matheson Carr-Hilton LaBonte

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal independent accountants that are reasonably related to the performance of the audit or review of FII's financial statements and are not reported in the preceding paragraph:

     2005 - $NIL - Dale Matheson Carr-Hilton LaBonte
     2004 - $NIL - Dale Matheson Carr-Hilton LaBonte

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning was:

     2005 - $NIL;
     2004 - $NIL

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal independent accountant, other than the services reported in paragraphs (1), (2), and (3) was:

     2005 - $NIL;
     2004 - $NIL

 (5) FII's audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit FII's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, FII has caused this report to be signed on its behalf by the undersigned duly authorized person.

                                        FII INTERNATIONAL INC.


                                        By: /s/ Patrizia Leone-Mitchell
                                           -------------------------------------
                                        Name:  Patrizia Leone-Mitchell
                                        Title: Director and CEO
                                        Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of FII and in the capacities and on the dates indicated have signed this report below.

         Signature                                 Title                                       Date
         ---------                                 -----                                       ----


/s/ Patrizia Leone-Mitchell          President, Principal Executive Officer, and          March 30, 2006
----------------------------------   sole member of the Board of Directors



/s/ Sean Mitchell                    Treasurer and Chief Financial Officer                March 30, 2006
----------------------------------



/s/ Rene H. Daignault                Corporate Secretary                                  March 30, 2006
----------------------------------

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                [LETTERHEAD OF DALE MATHESON CARR-HILTON LABONTE
                              CHARTERED ACCOUNTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of FII International Inc.:

We have audited the accompanying balance sheets of FII International Inc. (a development stage enterprise) as of December 31, 2005 and 2004 and the statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from inception on May 3, 2002 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' deficit for the years ended December 31, 2005 and 2004 and the period from inception on May 3, 2002 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ "Dale Matheson Carr-Hilton LaBonte"

                                                   CHARTERED ACCOUNTANTS
Vancouver, Canada
March 24, 2006

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                                 BALANCE SHEETS

                                                                      December 31        December 31
                                                                          2005               2004
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                 $    632           $  1,842
   Prepaid expenses                                                           --                150
                                                                        --------           --------

                                                                        $    632           $  1,992
                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                             $  5,462           $  2,117
   Due to related party (Note 5)                                           2,675                 --
                                                                        --------           --------

                                                                           8,137              2,117
                                                                        --------           --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 4)
    Common stock, $0.001 par value, 200,000,000 shares
     authorized 9,000,000 common shares issued and outstanding
    (December 31, 2004 - 7,000,000)                                        9,000              7,000
   Additional paid in capital                                             20,589             20,000
   Deficit accumulated during the development stage                      (37,094)           (27,125)
                                                                        --------           --------

                                                                          (7,505)              (125)
                                                                        --------           --------

                                                                        $    632           $  1,992
                                                                        ========           ========

The accompanying notes are an integral part of these financial statements

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                     May 3, 2002
                                               Year Ended         Year Ended        (inception) to
                                               December 31        December 31        December 31,
                                                  2005               2004               2005
                                               -----------        -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                          $       834        $       673        $     2,716
   Professional fees                                 6,788              7,166             23,357
   Regulatory and filing fees                        2,347              2,162              8,021
   Website development costs                            --                 --              1,000
                                               -----------        -----------        -----------

NET LOSS                                       $    (9,969)       $   (10,001)       $   (35,094)
                                               ===========        ===========        ===========


BASIC AND DILUTED NET LOSS PER SHARE           $     (0.00)       $     (0.00)
                                               ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,194,521          7,000,000
                                               ===========        ===========

The accompanying notes are an integral part of these financial statements

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

        FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional     During
                                                             Common Shares          Paid in     Development
                                                          Number        Amount      Capital        Stage        Total
                                                          ------        ------      -------        -----        -----
Balance, May 3, 2002                                            --      $   --      $    --      $     --     $     --

Issued for option agreement - June 10, 2002              2,000,000       2,000           --        (2,000)          --

Issued for cash at $0.005 per share - June 18, 2002      5,000,000       5,000       20,000            --       25,000

Net loss                                                        --          --           --       (10,313)     (10,313)
                                                         ---------      ------      -------      --------     --------

Balance, December 31, 2002                               7,000,000       7,000       20,000       (12,313)      14,687

Net loss                                                        --          --           --        (4,811)      (4,811)
                                                         ---------      ------      -------      --------     --------

Balance, December 31, 2003                               7,000,000       7,000       20,000       (17,124)       9,876

Net loss                                                        --          --           --       (10,001)     (10,001)
                                                         ---------      ------      -------      --------     --------

Balance, December 31, 2004                               7,000,000       7,000       20,000       (27,125)        (125)

Issued on settlement of debt and asset acquisition
 - May 27, 2005 (Notes 3 and 4)                          2,000,000       2,000          589            --        2,589
Net loss                                                        --          --           --        (9,969)      (9,969)
                                                         ---------      ------      -------      --------     --------


Balance, December 31, 2005                               9,000,000      $9,000      $20,589      $(37,094)    $ (7,505)
                                                         =========      ======      =======      ========     ========

The accompanying notes are an integral part of these financial statements

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS

                                                                                     May 3, 2002
                                                   Year Ended       Year Ended     (inception) to
                                                   December 31      December 31      December 31
                                                      2005             2004             2005
                                                    --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (9,969)        $(10,001)        $(35,094)
  Adjustments to reconcile net loss to net
   cash from operating activities:
    Accrued interest                                      89               --               89
  Changes in non-cash working capital items:
    (Increase) decrease in prepaid expenses              150             (150)              --
    Increase in accounts payable                       3,345              896            5,462
    Related party advances                             5,175               --            5,175
                                                    --------         --------         --------

NET CASH USED IN OPERATING ACTIVITIES                 (1,210)          (9,255)         (24,368)
                                                    --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                        --               --           25,000
                                                    --------         --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 --               --           25,000
                                                    --------         --------         --------

INCREASE (DECREASE) IN CASH                           (1,210)          (9,255)             632

CASH, BEGINNING                                        1,842           11,097               --
                                                    --------         --------         --------

CASH, ENDING                                        $    632         $  1,842         $    632
                                                    ========         ========         ========


Supplemental disclosures:                             2005             2004
                                                    --------         --------
       Interest paid                                $     --         $     --
                                                    ========         ========

       Taxes paid                                   $     --         $     --
                                                    ========         ========

NON-CASH TRANSACTIONS:
During the year ended December 31, 2005 the Company issued 2,000,000 restricted common shares for the acquisition of certain assets and the settlement of debt totalling $2,589.

The accompanying notes are an integral part of these financial statements

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS

ORGANIZATION
FII International Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 3, 2002. The Company, by agreement dated June 10, 2002, acquired the option to purchase and develop the domain name "fashion-international.com" in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004 (refer to Notes 3 and 4). The Company, through "fashion-international.com", intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. As at December 31, 2005, the Company has accumulated losses of $35,094 since inception. The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with its current cash in the bank. The Company must raise additional equity or debt funding in order to continue its business operations for the next 12 months. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

DEVELOPMENT STAGE ENTERPRISE
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

GOODWILL AND INTANGIBLE ASSETS
The Company has adopted the provisions of SFAS No. 142, "Goodwill and Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. When an impairment is indicated, the carrying value of the asset will be reduced accordingly.

FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable and accrued liabilities, and amounts due to a related party approximate fair values due to the short-term maturity of the instruments.

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

WEBSITE DEVELOPMENT COSTS
The Company accounts for website development costs in accordance with Emerging Issues Task Force (EITF) 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized over the estimated useful life commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any web site development costs.

LOSS PER COMMON SHARE
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

INCOME TAXES
The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

STOCK-BASED COMPENSATION
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, SHARE-BASED PAYMENT. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's reported financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

In July 2005, the FASB issued SFAS No. 154, ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and No. 124, ACCOUNTING FOR CERTAIN INVESTMENTS HELD BY NOT-FOR-PROFIT ORGANIZATIONS, and APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company's future reported financial position or results of operations.

NOTE 3 - OPTION AGREEMENT

By agreement dated June 10, 2002 between the Company and Patrizia Leone-Mitchell (the "optionee"), the Company acquired the option to purchase and develop the domain name "fashion-international.com" and other related proprietary information ("Fashion-International"), in exchange for 2,000,000 restricted common shares of capital stock of the Company and an additional payment of $250,000 payable in cash on or before the end of the option term. The term of the option is for two years ended June 9, 2004. The term may be extended at the Company's option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve Fashion-International, however the assets remain under control of the optionee until all option payments have been made. Effective June 7, 2004 the Company and the optionee agreed to extend the original option term to June 9, 2005 for no further consideration. The optionee is the sole director of the Company.

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop "fashion-international.com" and other related proprietary information at a $nil value as the related vendor's cost is not determinable.

Effective May 27, 2005, the Company and the director entered into a new Asset Purchase Agreement which replaced the option agreement, whereby the Company issued 2,000,000 shares of restricted common stock in exchange for the domain name "fashion-international.com" and other related proprietary information as per the original option agreement, and the settlement of the loan payable and accrued interest totalling $2,589 as described in note 5.

                             FII INTERNATIONAL INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share.

Since inception, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

In connection with the Asset Purchase Agreement described in Note 3, the Company issued 2,000,000 shares of restricted common for the acquisition of certain assets and the settlement of loans payable and accrued interest totalling $2,589. The shares were recorded at the carrying value of the debt settled as the acquired assets were recorded at a $nil value as the related party vendor's cost is not determinable.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 21, 2005, the sole director of the Company loaned $2,500 to the Company. The loan is payable on demand and is secured by a promissory note bearing interest at an annual rate of 8% compounding monthly. The Company may, at any time, convert the balance of the outstanding principal and accrued interest into restricted shares of the Company's common stock at a price of $0.10 per share. During the current year, the loan and accrued interest totalling $2,589 was settled as described in Notes 3 and 4.

During the current year, an officer of the Company incurred expenses on behalf of the Company totalling $2,675. As at December 31, 2005, the amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

Refer to Note 3.

NOTE 6 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $35,100 at December 31, 2005, (2004 - $10,100) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2022. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.