Form 10QSB
period 2006-03-31
FII INTERNATIONAL INC
filed 2006-05-12
CIK 1179651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2006

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

                                  604-696-1060
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                    Outstanding at May 10, 2006
Common Stock - $0.001 par value                              9,000,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             FII INTERNATIONAL INC.
                          (a development stage company)

                                 BALANCE SHEETS


                                                                       March 31, 2006    December 31, 2005
                                                                       --------------    -----------------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $    526           $    632
                                                                          --------           --------

                                                                          $    526           $    632
                                                                          ========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPTIAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $  6,019           $  5,462
   Due to related party (Note 5)                                             4,000              2,675
                                                                          --------           --------

                                                                            10,019              8,137
                                                                          --------           --------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 4)
    Common stock, $0.001 par value, 200,000,000 shares authorized
    9,000,000 common shares issued and outstanding (2005 - 9,000,000)        9,000              9,000
   Additional paid in capital                                               20,589             20,589
   Deficit accumulated during the development stage                        (39,082)           (37,094)
                                                                          --------           --------

                                                                            (9,493)            (7,505)
                                                                          --------           --------

                                                                          $    526           $    632
                                                                          ========           ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              May 3, 2002
                                              Three Months Ended            (inception) to
                                         March, 31,         March, 31,        December 31,
                                           2006               2005               2005
                                        -----------        -----------        -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                   $        --        $        39        $     2,716
   Professional fees                          1,888              2,037             25,245
   Regulatory and filing fees                   100                944              8,121
   Website development costs                     --                 --              1,000
                                        -----------        -----------        -----------
NET LOSS                                $    (1,988)       $    (3,020)       $   (37,082)
                                        ===========        ===========        ===========

BASIC NET LOSS PER SHARE                $     (0.00)       $     (0.00)
                                        ===========        ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       9,000,000          7,000,000
                                        ===========        ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO MARCH 31, 2006

                                   (unaudited)

                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional     During
                                                              Common Shares       Paid in     Development
                                                           Number       Amount    Capital        Stage        Total
                                                           ------       ------    -------        -----        -----
Balance, May 3, 2002                                            --      $   --    $    --      $     --     $     --

Issued for option agreement - June 10, 2002              2,000,000       2,000         --        (2,000)          --

Issued for cash at $0.005 per share - June 18, 2002      5,000,000       5,000     20,000            --       25,000

Net loss                                                        --          --         --       (10,313)     (10,313)
                                                         ---------      ------    -------      --------     --------
Balance, December 31, 2002                               7,000,000       7,000     20,000       (12,313)      14,687

Net loss                                                        --          --         --        (4,811)      (4,811)
                                                         ---------      ------    -------      --------     --------
Balance, December 31, 2003                               7,000,000       7,000     20,000       (17,124)       9,876

Net loss                                                        --          --         --       (10,001)     (10,001)
                                                         ---------      ------    -------      --------     --------
Balance, December 31, 2004                               7,000,000       7,000     20,000       (27,125)        (125)

Issued on settlement of debt and asset acquisition
 - May 27, 2005 (Notes 3 and 4)                          2,000,000       2,000        589            --        2,589

Net loss                                                        --          --         --        (9,969)      (9,969)
                                                         ---------      ------    -------      --------     --------
Balance, December 31, 2005                               9,000,000       9,000     20,589       (37,094)      (7,505)

Net loss (unaudited)                                            --          --         --        (1,988)      (1,988)
                                                         ---------      ------    -------      --------     --------
Balance, March 31, 2006 (unaudited)                      9,000,000      $9,000    $20,589      $(39,082)    $ (9,493)
                                                         =========      ======    =======      ========     ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    May 3, 2002
                                                                                  (inception) to
                                                  Three Months Ended March 31,       March 31,
                                                     2006             2005             2006
                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (1,988)        $ (3,020)        $(37,082)
  Adjustmetns to reconcile net loss to net
   cash used in operating activities:
     Accrued interest                                    39               89
     Changes in prepaid expenses                        150               --
     Changes in accounts payable                        557            2,114            6,019
                                                   --------         --------         --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES          (1,431)            (717)         (30,974)
                                                   --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                       --               --           25,000
  Related party advances                              1,325            2,500            6,500
                                                   --------         --------         --------
NET CASH FLOWS FROM FINANCING ACTIVITIES              1,325            2,500           31,500
                                                   --------         --------         --------
INCREASE (DECREASE) IN CASH                            (106)           1,783              526

CASH, BEGINNING                                         632            1,842               --
                                                   --------         --------         --------
CASH, END                                          $    526         $  3,625         $    526
                                                   ========         ========         ========

Supplemental disclosures:

Cash paid for:
  Interest                                         $     --         $     --         $     --
                                                   ========         ========         ========

  Taxes                                            $     --         $     --         $     --
                                                   ========         ========         ========

Other non-cash financing and investing activities: Refer to Notes 3 and 4.


              The accompanying notes are an integral part of these
                          interim financial statements

                             FII INTERNATIONAL INC.
                          (a development stage company)

                      NOTES TO INTERM FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION
FII International Inc. (the Company) was incorporated under the laws of the State of Nevada on May 3, 2002. The Company, by agreement dated June 10, 2002 acquired the option to purchase and develop the domain name "fashion-international.com" in exchange for 2,000,000 restricted common shares of capital stock of the Company and $250,000 payable on or before June 9, 2004 (refer to Notes 3 and 4). The Company, through "fashion-international.com", intends to develop a fashion portal that will enable the Company to provide fashion related products and services to the global fashion industry.

GOING CONCERN
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. The Company has accumulated losses of $39,082 since inception. The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with its current cash in the bank. The Company must raise additional equity or debt funding in order to continue its business operations for the next 12 months. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                             FII INTERNATIONAL INC.
                          (a development stage company)

                      NOTES TO INTERM FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

GOODWILL AND INTANGIBLE ASSETS
The Company has adopted the provisions of SFAS No. 142, "Goodwill and Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. When impairment is indicated, the carrying value of the asset will be reduced accordingly.

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

INCOME TAXES
The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute the deferred tax asset for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

                                 March 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                             FII INTERNATIONAL INC.
                          (a development stage company)

                      NOTES TO INTERM FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 2006

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

For accounting purposes the Company has recorded the cost of acquiring the option to purchase and develop "fashion-international.com" and other related proprietary information at a $nil value as the related vendor's cost was not determinable.

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

NOTE 4 - CAPITAL STOCK

The Company's authorized capitalization is 200,000,000 common shares with a par value of $0.001 per share.

Since inception, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, in connection with the Asset Purchase Agreement described in Note 3, the Company issued 2,000,000 shares of restricted common for the acquisition of certain assets and the settlement of loans payable and accrued interest totalling $2,589. The shares were recorded at the carrying value of the debt settled as the acquired assets were recorded at a $nil value as the related party vendor's cost was not determinable.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 21, 2005, the sole director of the Company loaned $2,500 to the Company. The loan was payable on demand and was secured by a promissory note bearing interest at an annual rate of 8% compounding monthly. The Company had the option, at any time, to convert the balance of the outstanding principal and accrued interest into restricted shares of the Company's common stock at a price of $0.10 per share. During the year ended December 31, 2005, the loan and accrued interest totalling $2,589 was settled as described in Notes 3 and 4.

During the three month period ended March 31, 2006, an officer of the Company incurred expenses on behalf of the Company totalling $1,325 (March 31, 2005 - $nil) At March 31, 2006 an amount of $4,000 (December 31, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

                             FII INTERNATIONAL INC.
                          (a development stage company)

                      NOTES TO INTERM FINANCIAL STATEMENTS
                                   (unaudited)

                                 March 31, 2006

NOTE 6 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $39,100 at March 31, 2006, which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2022. Management believes the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

From inception to March 31, 2006, FII had a loss of $37,082. This represented an increase of $1,988 in losses since December 31, 2005, which were a result of (a) an increase of $1,888 in professional fees and (b) an increase of $100 for regulatory and filing fees.

Operating expenses decreased by $1,032 from $3,020 for the three-month period ended March 31, 2005 to $1,988 for the three-month period ended March 31, 2006. The decrease in operating expenses was primarily due to (a) a decrease of $39 for office and general expenses, (b) a decrease of $149 in professional fees, and (c) a decrease of $844 for regulatory and filing fees.

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

As of March 31, 2006, FII had an accumulated deficit of $39,082.

Since inception, the proceeds raised in FII's June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs; the $2,500 loan from FII's president as well as the $4,000 advanced by an officer of FII have paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to March 31, 2006 were $37,082. The costs are based upon FII's out-of-pocket cost, i.e. the amount of money it has to pay for the services.

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

As of December 31, 2005, FII's total assets were $632and its total liabilities were $8,137. As of March 31, 2006, FII's total assets were $526 and its total liabilities were $10,019. The decrease in the assets was a direct result of a decrease of $106 in cash. The increase in total liabilities is a result of an increase of $557 in accounts payable and accrued liabilities and an increase of $1,325 in amounts due to a related party. The decrease in cash was a result of $1,988 in operating expenses, an increase in the accounts payable and accrued liabilities of $557, and an increase in related party advances of $1,325

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

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

Management plans to improve FII's cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, FII has not contemplated any plan of liquidation if it does not generate revenues. FII cannot ensure, however, that these plans will be successful. Management may decide that FII can no longer pursue its original business plan and may be required to look at other possible business opportunities. There is no guarantee that there will be any other possible business opportunities available to FII, nor any guarantee of what type of industry that the business opportunity might be involved in, nor the financial resources required by a possible business opportunity.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

FII has funded its operations principally from its June 2002 non-public offering and from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell. See
Exhibit 10.3 - Loan Agreement and Promissory Note for more details. Also, during the three month period ended March 31, 2006, an officer of FII incurred expenses on behalf of FII totaling $1,325 (March 31, 2005 - $nil). At March 31, 2006 an amount of $4,000 (December 31, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

INFLATION

FII does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about FII's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and
(9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and FII disclaims any duty to update such statements.

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

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Patrizia Leone-Mitchell, FII's Chief Executive Officer, and Sean Mitchell, FII's Chief Financial Officer have evaluated the effectiveness of FII's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act" )) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, they have concluded that, as of the Evaluation Date, FII's disclosure controls and procedures are effective in alerting FII on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter of the fiscal year covered by this report, there were no changes in FII's internal controls or, to the FII's knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date FII carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

FII is not a party to any pending legal proceedings and, to the best of FII's knowledge, none of FII's assets are the subject of any pending legal proceedings.

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

ITEM 6. EXHIBITS.

(A) INDEX TO AND DESCRIPTION OF EXHIBITS.

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to FII's previously filed Form SB-2 and Form 10-KSB's and Form 10-QSB's.

Exhibit                            Description                                      Status
-------                            -----------                                      ------
3.1      Corporate Charter filed as an Exhibit to FII's registration statement       Filed
         on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.

3.2      Articles of Incorporation filed as an Exhibit to FII's registration         Filed
         statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.

3.3      Bylaws filed as an Exhibit to FII's registration statement on Form SB-2     Filed
         filed on August 15, 2002, and incorporated herein by reference.

10.1     Option Agreement dated June 10, 2002, between FII International Inc.        Filed
         and Patrizia Leone-Mitchell filed as an attached exhibit to FII's Form
         SB-2 filed on October 16, 2002, and incorporated herein by reference.

10.2     Amending Agreement to the Option Agreement dated June 7, 2004, between      Filed
         FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 10-QSB filed on August 16, 2004, and incorporated herein by reference.

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

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section      Included
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

99.1     Code of Ethics filed as an attached exhibit to FII's Form 10-KSB filed      Filed
         on March 30, 2004, and incorporated herein by reference.

99.2     Audit Committee Charter filed as an attached exhibit to FII's Form          Filed
         10-KSB filed on March 30, 2004, and incorporated herein by reference.

99.3     Disclosure Committee Charter filed as an attached exhibit to FII's Form     Filed
         10-KSB filed on March 30, 2004, and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII International Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.


By: /s/ Patrizia Leone-Mitchell
   -------------------------------
Name:  Patrizia Leone-Mitchell
Title: Director and CEO
Dated: May 12, 2006



By: /s/ Sean Mitchell
   -------------------------------
Name:  Sean Mitchell
Title: CFO
Dated: May 12, 2006