Form 10QSB
period 2006-06-30
FII INTERNATIONAL INC
filed 2006-08-11
CIK 1179651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2006


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
 (State or other jurisdiction of                       (I.R.S. Employer Id. No.)
  incorporation or organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at August 10, 2006
            -----                                 ------------------------------
Common Stock - $0.001 par value                               9,000,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             FII INTERNATIONAL INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                        June 30, 2006      December 31, 2005
                                                                        -------------      -----------------
                                                                                               (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $    456             $    632
   Inventory                                                                  1,370                   --
                                                                           --------             --------

                                                                           $  1,826             $    632
                                                                           ========             ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                $  3,129             $  5,462
   Due to related party (Note 5)                                             12,382                2,675
                                                                           --------             --------
                                                                             15,511                8,137
                                                                           --------             --------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' DEFICIT)
   Capital stock (Note 4)
    Common stock, $0.001 par value, 200,000,000 shares authorized
    9,000,000 common shares issued and outstanding (2005 - 9,000,000)         9,000                9,000
   Additional paid in capital                                                20,589               20,589
   Deficit accumulated during the development stage                         (43,274)             (37,094)
                                                                           --------             --------

                                                                            (13,685)              (7,505)
                                                                           --------             --------

                                                                           $  1,826             $    632
                                                                           ========             ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (a development stage company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                           Cumulative from
                                                                                                             May 3, 2002
                                                Three Months Ended                Six Months Ended         (inception) to
                                             June 30,        June 30,        June 30,         June 30,        June 30,
                                              2006            2005            2006             2006            2006
                                           -----------     -----------     -----------      -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                      $        69     $       434     $        69      $       473     $     2,785
   Professional fees                             1,480           1,173           3,368            3,210          26,725
   Regulatory and filing fees                      180             225             280            1,169           8,301
   Travel and trade shows                        2,463              --           2,463               --           2,463
   Website development costs                        --              --              --               --           1,000
                                           -----------     -----------     -----------      -----------     -----------
NET LOSS                                   $    (4,192)    $    (1,832)    $    (6,180)     $    (4,852)    $   (41,274)
                                           ===========     ===========     ===========      ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE       $     (0.00)    $     (0.00)    $     (0.00)     $     (0.00)
                                           ===========     ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                 9,000,000       7,755,556       9,000,000        7,375,691
                                           ===========     ===========     ===========      ===========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FOR THE PERIOD FROM MAY 3, 2002 (INCEPTION) TO JUNE 30, 2006

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional     During the
                                                              Common Shares         Paid in     Development
                                                           Number       Amount      Capital        Stage         Total
                                                           ------       ------      -------        -----         -----
Balance, May 3, 2002                                            --      $   --      $    --      $     --      $     --

Issued for option agreement - June 10, 2002              2,000,000       2,000           --        (2,000)           --

Issued for cash at $0.005 per share - June 18, 2002      5,000,000       5,000       20,000            --        25,000

Net loss                                                        --          --           --       (10,313)      (10,313)
                                                         ---------      ------      -------      --------      --------
Balance, December 31, 2002                               7,000,000       7,000       20,000       (12,313)       14,687

Net loss                                                        --          --           --        (4,811)       (4,811)
                                                         ---------      ------      -------      --------      --------
Balance, December 31, 2003                               7,000,000       7,000       20,000       (17,124)        9,876

Net loss                                                        --          --           --       (10,001)      (10,001)
                                                         ---------      ------      -------      --------      --------
Balance, December 31, 2004                               7,000,000       7,000       20,000       (27,125)         (125)

Issued on settlement of debt and asset acquisition
 - May 27, 2005 (Notes 3 and 4)                          2,000,000       2,000          589            --         2,589

Net loss                                                        --          --           --        (9,969)       (9,969)
                                                         ---------      ------      -------      --------      --------
Balance, December 31, 2005 (Audited)                     9,000,000       9,000       20,589       (37,094)       (7,505)

Net loss                                                        --          --           --        (6,180)       (6,180)
                                                         ---------      ------      -------      --------      --------

Balance, June 30, 2006 (Unaudited)                       9,000,000      $9,000      $20,589      $(43,274)     $(13,685)
                                                         =========      ======      =======      ========      ========

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Cumulative from
                                                                                            May 3, 2002
                                                                                           (inception) to
                                                           Six Months Ended June 30,          June 30,
                                                           2006               2005             2006
                                                         --------           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (6,180)          $ (4,852)        $(41,274)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Accrued interest                                          --                 89               89
     Changes in prepaid expenses                               --                150               --
     Changes in accounts payable                           (2,333)               (38)           3,129
     Changes in inventory                                  (1,370)                --           (1,370)
                                                         --------           --------         --------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                (9,883)            (4,651)         (39,426)
                                                         --------           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                             --                 --           25,000
  Related party advances                                    9,707              5,175           14,882
                                                         --------           --------         --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    9,707              5,175           39,882
                                                         --------           --------         --------

INCREASE (DECREASE) IN CASH                                  (176)               524              456

CASH, BEGINNING OF THE PERIOD                                 632              1,842               --
                                                         --------           --------         --------

CASH, END OF THE PERIOD                                  $    456           $  2,366         $    456
                                                         ========           ========         ========

Supplemental disclosures:

Cash paid for:
  Interest                                               $     --           $     --         $     --
                                                         ========           ========         ========
  Taxes                                                  $     --           $     --         $     --
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

OTHER NON-CASH FINANCING AND INVESTING ACTIVITIES: Refer to Notes 3 and 4.

                 The accompanying notes are an integral part of
                       these interim financial statements

                             FII INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2006
--------------------------------------------------------------------------------

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

GOING CONCERN
These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. The Company has accumulated losses of $43,274 since inception. The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with its current cash in the bank. The Company must raise additional equity or debt funding in order to continue its business operations for the next 12 months. There is no certainty that additional funding will be available when needed. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company's Form 10-KSB with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

INVENTORY
Inventory consists of items for resale and is carried at the lower of cost or net realizable value.

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

FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable and accrued liabilities, and amounts due to related party approximate fair values due to the short-term maturity of these instruments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

Effective May 27, 2005, the Company and the optionee entered into and Asset Purchase Agreement whereby the Company issued 2,000,000 shares of restricted common stock in exchange for the domain name "fashion-international.com" and other related proprietary information as per the original option agreement, and the settlement of the loan payable and accrued interest totalling $2,589 as described in Note 5.

NOTE 4 - CAPITAL STOCK

The Company's authorized capitalization is 200,000,000 common shares with a par value of $0.001 per share.

Since inception, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, in connection with the Asset Purchase Agreement described in Note 3, the Company issued 2,000,000 shares of restricted common stock for the acquisition of certain assets and the settlement of loans payable and accrued interest totalling $2,589. The shares were recorded at the carrying value of the debt settled as the acquired assets were recorded at a $nil value as the related party vendor's cost was not determinable.

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

During the six month period ended June 30, 2006, an officer of the Company incurred expenses on behalf of the Company totalling $9,707 (June 30, 2005 - $2,675). At June 30, 2006 an amount of $12,382 (December 31, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

NOTE 6 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $41,000 at June 30, 2006, which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2022. Management believes the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

During the six month period ended June 30, 2006, an officer of the Company incurred expenses on behalf of the Company totaling $9,707 (June 30, 2005 - $2,675). At June 30, 2006 an amount of $12,383 (December 31, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

From inception to June 30, 2006, FII had a loss of $43,274. This represented an increase of $6,180 in losses since December 31, 2005, which were a result of (a) an increase of $3,368 in professional fees, (b) an increase of $280 for regulatory and filing fees, (c) an increase of $2,463 in travel and trade shows, and (d) an increase of $69 in general office expenses and

Operating expenses increased by $2,360 from $1,832 for the three-month period ended June 30, 2005 to $4,192 for the three-month period ended June 30, 2006. The increase in operating expenses was primarily due to (a) an increase of $307 for professional fees, (b) an increase of $2,463 in travel and trade shows, (c) a decrease of $45 for regulatory and filing fees, and (d) a decrease of $365 in office and general expenses.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about FII upon which to base an evaluation of its performance. FII is a development stage company and has not generated any revenues from operations. FII cannot guarantee it will be successful in its business operations. FII's business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services. FII will continue to allocate the expenditures of its resources in very timely and measured manner. FII will not continue with expenditures if management thinks FII will be unable to complete the designated task. FII will require further equity financing to provide for some of the capital required to implement future development of the website and operations.

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

As of June 30, 2006, FII had an accumulated deficit of $43,274.

Since inception, the proceeds raised in FII's June 2002 non-public offering have paid for the costs of its organization and registration with the SEC and operating costs; the $2,500 loan from FII's president as well as the $12,382 advanced by an officer of FII have paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; and website development costs. The costs of organization from inception to June 30, 2006 were $41,274. The costs are based upon FII's out-of-pocket cost, i.e. the amount of money it has to pay for the services.

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

As of December 31, 2005, FII's total assets were $632 and its total liabilities were $8,137. As of June 30, 2006, FII's total assets were $1,826 and its total liabilities were $15,511. The increase in the assets was a direct result of an increase of $1,370 in inventory. The increase in total liabilities is a result of a decrease of $2,333 in accounts payable and accrued liabilities and an increase of $9,707 in amounts due to a related party.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

FII has not generated any revenues from its business operations since inception.

FII will not be able to satisfy its working capital requirements for the next twelve months. Accordingly, it will need to raise additional working capital to continue its operations. FII anticipates funding its working capital needs for the next twelve months through the equity capital markets and private financings; however, no assurance can be given that FII will be able to raise sufficient cash to meet these cash requirements.

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

While financial resources are available, FII will continue to develop a collection of fashion goods that consumers and retailers can purchase through the FII website in "The Collection" section. Currently, there are several manufacturers in the USA that focus on providing fashion collections that are readily available. FII added further merchandise to "The Collection" in provide a broader selection of goods for sale. FII anticipates that as "The Collection" section expands and potential sales of merchandise will generate increased revenue opportunities for FII. In addition, management anticipates that "The Collection" section at the www.fashion-international.com website will increase the number of users to the fashion portal which will assist in the possibility of increasing revenue opportunities from the existing products and service available at the website.

However, until FII is able to generate any revenue it will be required to raise additional working capital. At any point, if FII finds that it does not have adequate working capital to complete an identified task, FII may have to suspend its operations and attempt to raise more working capital so it can proceed There is no guarantee that additional working capital will be available to the company.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

FII has funded its operations principally from its June 2002 non-public offering and from the January 21, 2005, $2,500 loan from Patrizia Leone-Mitchell. See
Exhibit 10.3 - Loan Agreement and Promissory Note for more details. Also, during the three month period ended June 30, 2006, an officer of FII incurred expenses on behalf of FII totaling $8,382 (June 30, 2005 - $2,675). At June 30, 2006 an amount of $12,382 (June 30, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

FII is not a party to any pending legal proceeding and to the best of FII's knowledge, none of FII's assets is the subject of any pending legal proceedings.

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

 Exhibit                              Description
 -------                              -----------
  3.1 Corporate Charter filed as an Exhibit to FII's registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.
  3.2 Articles of Incorporation filed as an Exhibit to FII's registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.
  3.3 Bylaws filed as an Exhibit to FII's registration statement on Form SB-2 filed on August 15, 2002, and incorporated herein by reference.
  10.1 Option Agreement dated June 10, 2002, between FII International Inc. and Patrizia Leone-Mitchell filed as an attached exhibit to FII's Form SB-2 filed on October 16, 2002, and incorporated herein by reference.
  10.2 Amending Agreement to the Option Agreement dated June 7, 2004, between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 10-QSB filed on August 16, 2004, and incorporated herein by reference.
  10.3 Loan Agreement and Promissory Note dated January 21, 2005 between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 10-KSB filed on March 31, 2005, and incorporated herein by reference.
  10.4 Asset Purchase Agreement dated May 27, 2005 between FII International Inc. and Patrizia Leone-Mitchell filed as an Exhibit to FII's Form 8-K Current Report filed on May 31, 2005 and incorporated herein by reference.
  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.1 Code of Ethics filed as an attached exhibit to FII's Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.
  99.2 Audit Committee Charter filed as an attached exhibit to FII's Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.
  99.3 Disclosure Committee Charter filed as an attached exhibit to FII's Form 10-KSB filed on March 30, 2004, and incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, FII International Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

FII INTERNATIONAL INC.


By: /s/ Patrizia Leone-Mitchell
   ----------------------------------
Name:  Patrizia Leone-Mitchell
Title: Director and CEO

Dated: August 10, 2006



By: /s/ Sean Mitchell
   ----------------------------------
Name:  Sean Mitchell
Title: CFO

Dated: August 10, 2006