Form 10QSB
period 2006-09-30
Amish Naturals, Inc.
filed 2006-11-17
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________

Commission File No. 000-50662

AMISH NATURALS, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada	98-0377768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6399 State Route 83, Holmesville, Ohio 44633
(Address and telephone number of Principal Executive Offices)

(330) 674-0998
(Issuer’s Telephone Number, Including Area Code)

FII International, Inc.
110 Melville Street, 6th Floor, Vancouver, British Columbia, V6E 4A6, Canada
Former fiscal year-end: December 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on November 13, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	41,900,000

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Amish Naturals, Inc., known as FII International, Inc., during the period of the financial statements, as reported herein.

FII International, Inc.
(A Company in the Development Stage)

Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

FII International, Inc.
(A Company in the Development Stage)

Index to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

Financial Statements of FII International, Inc. (A Company in the Development Stage):

Balance Sheet as of September 30, 2006	1

Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period from March 22, 2002 (Inception) to September 30, 2006	2

Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to September 30, 2006	3

Notes to the Financial Statements as of September 30, 2006 and For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to September 30, 2006	4

FII International, Inc.
(A Company in the Development Stage)

Balance Sheet

September 30, 2006

ASSETS
Current assets:
Cash	$286
Total current assets	286
Inventory	1,370
Total assets	$1,656
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,555
Total current liabilities	1,555
Due to related parties	15,813
Total liabilities	17,368
Commitments and contingencies

Shareholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 25,200,000 shares issued and outstanding	25,200
Additional paid in capital	4,389
Deficit accumulated during the development stage	(45,301)
Total shareholders' deficit	(15,712)
Total liabilities and shareholders' deficit	$1,656

The accompanying notes are an integral part of the financial statements.

FII International, Inc.
(A Company in the Development Stage)

Statements of Operations

For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

					For the
					Period From
					May 3, 2002
	For the Three-Month Period Ended		For the Nine-Month Period Ended		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Operating expenses:
General and administrative	$517	$121	$1,076	$1,763	$14,813
Professional fees	1,509	948	4,667	4,158	28,024
Travel and trade shows	—	—	2,464	—	2,464
Total operating expenses	2,026	1,069	8,207	5,921	45,301
Net loss	$(2,026)	$(1,069)	$(8,207)	$(5,921)	$(45,301)
Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	25,200,000	25,200,000	25,200,000	22,184,616	21,053,846

The accompanying notes are an integral part of the financial statements.

FII International, Inc.
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month and nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

			For the
			Period From
			May 3, 2002
	For the Nine-Month Period Ended		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(8,207)	$(5,921)	$(45,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued interest	—	89	—
Prepaid expenses	—	150	—
Accounts payable	(3,907)	263	1,555
Inventory	(1,370)	—	(1,370)
Net cash used in operating activities	(13,484)	(5,419)	(45,116)
Cash flows provided by financing activities:
Proceeds on the sale of common stock	—	—	29,589
Related parties advances	13,138	5,175	15,813
Net cash provided by financing activities	13,138	5,175	45,402
Net increase (decrease) in cash	(346)	(244)	286
Cash - beginning of period	632	1,842	—
Cash - end of period	$286	$1,598	$286

Supplemental Disclosure of Non-Cash Financing Activities
Cash paid for interest	—	—	—
Cash paid for taxes	—	—	-1

The accompanying notes are an integral part of the financial statements.

FII International, Inc.
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

1.	Interim Presentation

The accompanying condensed interim financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 and for the period from May 3, 2002 (inception) to September 30, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2005 and its Form 8-K filed October 27, 2006.

Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.	Subsequent Event

On October 27, 2006, the Company entered into a merger agreement with Amish Pasta Company, Inc. (“ANI”) and changed its name to Amish Naturals, Inc. The Company split its common shares 2.8 to 1 and issued 25 post-split million shares of its common stock to the shareholders of ANI, which represented the majority of the outstanding shares after the merger. Therefore, the merger is treated as a “reverse merger” and the financial statements are those of ANI. The previously outstanding shares of FII are treated as an equity transaction by ANI. At the merger, the Company redeemed 11,200,000 shares of its common stock from the prior majority shareholder and settled the amounts due to related parties for cash of $235,000. In addition, the Company sold 2,900,000 shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per share (the "units”). The unit price was $0.90 per unit, for total proceeds of $2,610,000.

FII International, Inc.
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

2.	Subsequent Event, Continued

The pro forma balance sheet of the Company at September 30, 2006, as if the above transactions had occurred on that date is as follows:

	ANI	Pro Forma
	Historical	Adjustments	Balance
Cash	$186,258	$675,070	$861,328
Property and equipment	1,313,652	—	1,313,652
Other assets	120	—	120
Total assets	$1,500,030	$675,070	$2,175,100

Accounts payable	$100,580	—	$100,580
Advances payable - related party	60,526	—	60,526
Accrued interest	29,835	—	29,835
Accrued payroll taxes	9,101	—	9,101
Note payable	1,699,930	$(1,699,930)	—
Total liabilities	1,899,972	(1,699,930)	200,042

Common stock	1,042	40,858	41,900
Additional paid-in capital	58	2,334,142	2,334,200
Deficit accumulated during the development stage	(401,042)	—	(401,042)
Total shareholders' equity (deficit)	(399,942)	2,375,000	1,975,058
Total liabilities and shareholders' equity (deficit)	$1,500,030	$1,500,030	$2,175,100

FII International, Inc.
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

2.	Subsequent Event, Continued

Pro forma adjustments consist of the following:

Cash:
Proceeds from unit sales	$2,610,000
Redemption of FII common shares	(235,000)
Repayment of note payable	(1,699,930)

Net increase in cash	$675,070
Note Payable:
Repayment from offering proceeds	$(1,699,930)

Common Stock:
Shares issued in sale of units	$2,900
Outstanding shares of FII	25,200
Redemption of FII shares	(11,200)
Change in par value	23,958
Net increase in common stock	$40,858

Additional Paid-in Capital:
Sale of units	$2,607,100
Outstanding shares of FII	(25,200)
Redemption of FII shares	(223,800)
Change in par value of common shares	(23,958)
Net increase in additional paid-in capital	$2,334,142

The effect of these transactions is to increase the number of common shares outstanding at September 30, 2006 as follows.

Common shares outstanding	25,200,000
Shares issued in unit offering	2,900,000
FII shares outstanding	28,100,000
Redemption and retirement of FII prior major shareholders' shares	(11,200,000)
Additional shares issued to ANI shareholders	25,000,000
Pro forma shares outstanding	41,900,000
Pro forma loss per share for the nine month period from January 1, 2006 (inception) to September 30, 2006	$(0.01)

FII International, Inc.
(A Company in the Development Stage)

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

3.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month and nine-month periods ended September 30, 2006 and for the period from May 3, 2002 (inception) to September 30, 2006 of $(2,026), $(8,207), and $(45,301), respectively. Despite its negative cash flows from operations of $(13,484) and $(45,116) for the nine-month period ended September 30, 2006 and for the period from May 3, 2002 (inception) to September 30, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources and advances from a related party. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

A shareholder of the Company has paid substantially all of the operating expenses of the company through September 30, 2006.

4.	Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods. The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Business Overview

On October 27, 2006, Amish Pasta Company, Inc. (“Amish Pasta Company”), FII International Inc. (“FII”) and a newly created, wholly owned subsidiary of FII, APC Acquisition Corp. (the “Acquisition Subsidiary”), entered into an agreement and plan of merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (the “Merger”) closed on October 30, 2006. Immediately following the Merger, the Acquisition Subsidiary was merged with and into FII, and FII changed its name to “Amish Naturals, Inc.” Pre-Merger, the terms “we,” “our,” and “us” herein shall refer to FII; and post-Merger, such terms shall refer to Amish Naturals, Inc.

Immediately prior to the closing of the Merger, we effected a 2.8-for-1 split of our authorized and outstanding common shares, par value $.001 per share. As a result of the Merger and a private placement of our common shares that closed immediately thereafter, the former stockholders of Amish Pasta Company now hold approximately 60% of our outstanding common shares.

We now manufacture, market, and sell a variety of dried pastas under the Amish NaturalsTM brand label. All of our products are made using either 100% organic durum flour or organic whole wheat flour. We use century-old methods of lamination, as opposed to the extruded production-line method used by others in the pasta industry. Our mixing, sheeting, and cutting methods have been used in Amish kitchens for generations to produce a “homemade” quality, taste, and texture. Our products include Organic Plain Fettuccine, Organic Whole Wheat Fettuccine, Organic Tomato-Basil Fettuccine, Organic Garlic-Parsley Fettuccine, and High Fiber Fettuccine.

Results of Operations

From Inception (on May 3, 2002) to September 30, 2006 (pre-Merger):

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. We raised $25,000 from our Reg S non-public offering in June 2002. Those funds have been used to pay for our organizational costs, the costs of our registration statement, and our ongoing operating costs.

On January 21, 2005, we borrowed $2,500 from our president, Patrizia Leone-Mitchell. These funds were used for working capital and for accounting and filing fees.

On May 27, 2005, we entered into an asset purchase agreement with Patrizia Leone-Mitchell, our then sole director and president. Pursuant to the terms and conditions of the asset purchase agreement, we acquired all of Ms. Leone-Mitchell’s right, title, and interest in all of the assets related to our pre-Merger business, including the domain name www.fashion-international.com. We determined the purchase price of the assets to be the carrying value of the debt settled, as the acquired assets were recorded at $NIL value since the related-party vendor’s cost was not determinable. Also, Ms. Leone-Mitchell agreed to forgive the loan payable and accrued interest totaling $2,589 owed to her by us as a result of the loan Ms. Leone-Mitchell made to us on January 21, 2005. As consideration for the assets and the forgiveness of the debt, we issued Ms. Leone-Mitchell two million restricted shares of our common stock.

Also, on May 27, 2005, we and Ms. Leone-Mitchell agreed to cancel the option agreement dated June 10, 2002, and the amending agreement dated June 7, 2004, pursuant to the terms and conditions of the asset purchase agreement. Pursuant to the terms of the option agreement, we had the option to acquire the same assets from Ms. Leone Mitchell at a cost of two million restricted common capital shares at a price of $0.005 per share and a lump sum payment of $250,000. The term of the option agreement had been extended for an additional 12 months in accordance with the terms and conditions of the amending agreement. (See Exhibit 10.1 - Option Agreement and Exhibit 10.4 - Asset Purchase Agreement for more details.)

As of September 30, 2006, we had an accumulated deficit of $45,301.

During the nine-month period ended September 30, 2006, an officer of ours incurred expenses on behalf of the Company totaling $13,138 (September 30, 2005 - $5,175). Also, during the three-month period ended September 30, 2006, the officer incurred expenses on behalf of us totaling $3,431 (September 30, 2005 - $0). At September 30, 2006, an amount of $15,813 (December 31, 2005 - $2,675) was owing to this officer. Amounts owing are unsecured, non-interest bearing, and without specific terms of repayment. All of such amounts were repaid in connection with the Merger. (See “Subsequent Events” below.)

From inception to September 30, 2006, we had a loss of $43,274. This represented an increase of $8,207 in losses since December 31, 2005, which were a result of (a) an increase of $4,667 in professional fees, (b) an increase of $2,464 in travel and trade shows, and (d) an increase of $1,076 in general office expenses. Operating expenses increased by $957 from $1,069 for the three-month period ended September 30, 2005 to $2,026 for the three-month period ended September 30, 2006. The increase in operating expenses was primarily due to (a) an increase of $561 for professional fees, and (b) an increase of $396 in office and general expenses.

Since inception, the proceeds raised in our June 2002 non-public offering paid for the costs of our organization and registration with the SEC and operating costs; the $2,500 loan from our president, as well as the $12,382 advanced by an officer of ours, paid for ongoing operating expenses. Those costs include legal fees for incorporation and organization, fees paid to our auditors, regulatory and filing fees, and website development costs. The costs of organization from inception to September 30, 2006, were $45,301. The costs are based upon our out-of-pocket expenses, i.e., the amount of money we paid for the services.

Liquidity and Capital Resource

As of the end of the period relevant for this Quarterly Report, we had not generated any revenues from our business operations.

We issued 2,000,000 shares of common stock at a deemed price of $0.001 per share through a Section 4(2) offering in June 2002. This was accounted for as consideration paid for the right, title, and interest we acquired in assets pursuant to the option agreement referenced above.

Also, we issued 5,000,000 common shares through a Reg S offering in June 2002 at the offering price of $0.005 per share.

As of December 31, 2005, our total assets were $632 and our total liabilities were $8,137. As of September 30, 2006, our total assets were $1,656 and our total liabilities were $17,368. The increase in the assets was a direct result of an increase of $1,370 in inventory. The increase in total liabilities is a result of a decrease of $3,907 in accounts payable and accrued liabilities and an increase of $13,138 in amounts due to a related party.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Subsequent Events

On October 27, 2006, we entered into a merger agreement with Amish Pasta Company, as a result of which, on October 30, 2006, we changed our name to Amish Naturals, Inc. Amish Pasta Company’s stockholders received 25,000,000 shares of our common stock, which represented the majority of our outstanding shares after the merger. Therefore, the merger is treated as a “reverse merger” and our previously outstanding shares are treated as an equity transaction. In connection with the reverse merger accounting, we changed our fiscal year end from December 31 to September 30, which is the fiscal year end of Amish Pasta Company. At the merger, we redeemed 11,200,000 shares of our common stock from our prior majority stockholder for cash of $235,000. In addition, we sold 2,900,000 shares of our common stock and warrants to purchase 1,450,000 shares of our common stock at $0.90 per share. The unit price was $0.90 per unit, for total proceeds of $2,610,000.

Plan of Operation for Next 12 Months (post-Merger)

During the next 12 months, we plan to complete the installation of our production equipment and commence producing our line of pasta products. We expect to complete distribution agreements for our products with national food product distributors by the end of 2006 and will continue our development of products that are complimentary to our pasta lines. We expect to commence producing inventory and sales to our distributors during the early part of 2007.

Since inception, Amish Pasta Company funded its operations from the proceeds of short-term borrowings, which were repaid in October 2006 from the proceeds of a private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us or on a timely basis, we may be unable to continue with our business plan. If equity, or convertible debt, financing is available to use on acceptable terms, it could result in additional dilution to our stockholders.

Item 3. Controls and Procedures

Disclosure Controls and Procedures (pre-Merger)

Ms. Leone-Mitchell, our then-Chief Executive Officer, and Sean Mitchell, our then-Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this Quarterly Report (the “1st Evaluation Date”). Based on such evaluation, they have concluded that, as of the 1st Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act. Mr. David C. Skinner, Sr., our current Chief Executive Officer, and Mr. Dale Paisley, our current Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the date this Quarterly Report was filed (the “2nd Evaluation Date”). Based on such evaluation, they have concluded that, as of the 2nd Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls (pre-Merger)

During the quarter of the fiscal year covered by this Quarterly Report, there were no changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our controls and procedures subsequent to the date we carried out the evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding and, to the best of our knowledge, none of our assets is the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter of the fiscal year covered by this Quarterly Report, (i) we did not modify the instruments defining the rights of our shareholders, (ii) no rights of any stockholders were limited or qualified by any other class of securities, and (iii) we did not sell any unregistered equity securities.

Item 3. Defaults upon Senior Securities

During the quarter of the fiscal year covered by this Quarterly Report, no material default has occurred with respect to any of our indebtedness. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter of the fiscal year covered by this Quarterly Report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this Quarterly Report, we reported all information that was required to be disclosed in a report on Form 8-K, except for:

On November 13, 2006, we dismissed Dale Matheson Carr-Hilton Labonte (“DMCHL”) as our principal accountant effective on such date. On November 13, 2006, we appointed Kelly & Co. (“Kelly”) as our new principal accountant. DMCHL’s report on our financial statements for fiscal years 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. The decision to change accountants was recommended and approved by the our Board of Directors.

During fiscal years 2004 and 2005, and the subsequent interim period through November 13, 2006, there were no disagreements with DMCHL on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of DMCHL, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

We engaged Kelly as our new independent accountant on November 13, 2006. During fiscal years 2004 and 2005, and the subsequent interim period through November 13, 2006, we nor anyone on our behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-B.

We have requested DMCHL to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in this Quarterly Report, and, if not, expressing the respects in which it does not agree.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1
Agreement and Plan of Merger by and among FII International, Inc., Amish Pasta Company, Inc., and APC Acquisition Corp., dated October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

3.1	Corporate Charter (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on August 15, 2002).

3.2	Articles of Incorporation. (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 15, 2002).

3.3
Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada on October 30, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

3.4
Certificate of Change in number of authorized shares as filed with the Secretary of State of the State of Nevada on October 30, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

3.5	Articles of Merger as filed with the Secretary of State of the State of Nevada on October 30, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

3.6	Bylaws of the Company (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.1
Lease and Purchase Option Agreement by and between Lonnie Cutlip and David C. Skinner and Ronald Sparkman, dated February 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.2
Assignment of Lease and Purchase Option Agreement between David C. Skinner and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.3	Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.4	Employment Agreement with Donald G. Alarie, dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.5	Consulting Agreement with Dale Paisley, dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.6	2006 Incentive Plan (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.7	Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.

(Registrant)

November 17, 2006	/s/ David C. Skinner, Sr.
David C. Skinner, Sr.
President, Chief Executive Officer, and Director