Form 10QSB/A
period 2006-09-30
Amish Naturals, Inc.
filed 2006-12-05
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

10.3	Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.4	Employment Agreement with Donald G. Alarie, dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.5	Consulting Agreement with Dale Paisley, dated as of October 27, 2006 (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.6	2006 Incentive Plan (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

10.7	Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2006).

16.1*	Letter of former accountant (DMCL)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.

(Registrant)

December 5, 2006	/s/ David C. Skinner, Sr.
David C. Skinner, Sr.
President, Chief Executive Officer, and Director