Form 10QSB
period 2006-12-31
Amish Naturals, Inc.
filed 2007-02-16
CIK 1179651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

|X|	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended December 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(330) 674-0998
(Issuer's Telephone Number, Including Area Code)

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
           Yes |X|    No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes |_|    No |X|

Number of shares outstanding as of the close of business on February 13, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	42,288,889

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Amish Naturals, Inc.

(A Company in the Development Stage)

Index to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

Balance Sheet, December 31, 2006	1

Statement of Operations For the Three-Month Period Ended
December 31, 2006 and For the Period from January 1, 2006
(Commencement of Operations) to December 31, 2006	2

Statement of Cash Flows For the Three-Month Period Ended
December 31, 2006 and For the Period from January 1, 2006
(Commencement of Operations) to December 31, 2006	3

Notes to the Financial Statements	4

Amish Naturals, Inc.

(A Company in the Development Stage)

Balance Sheet

December 31, 2006

ASSETS
Current assets:
Cash	$198,358

Total current assets	198,358

Property and equipment	2,043,600
Deposits	138

Total assets	$2,242,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$432,071
Advances payable - related party	60,526
Accrued payroll taxes	6,331

Total current liabilities	498,928

Commitments and contingencies

Shareholders' deficit:
Series A convertible preferred, $0.001 par value, 20,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,288,889 shares issued and outstanding	42,289
Additional paid-in capital	2,698,721
Deficit accumulated during the development stage	(997,842)

Total shareholders' deficit	1,743,168

Total liabilities and shareholders' deficit	$2,242,096

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Statement of Operations

For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

	For the Three-Month Period Ended December 31, 2006	For the Period From January 1, 2006 (Commencement of Operations) to December 31, 2006
Operating expenses:
Marketing	$103,674	$278,888
General and administrative	221,727	314,430
Product development	136,367	220,989
Professional fees	137,830	160,047
Stock-based charges	90,727	90,727

Total operating expenses	690,324	1,065,081

Operating loss	(690,324)	(1,065,081)

Other income (expense):
Interest income	2,797	6,347
Interest expense	—	(29,835)

Total other expense	2,797	(23,488)

Net loss	$(687,527)	$(1,088,569)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	36,925,062	27,981,265

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Statement of Cash Flows

For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

	For the Three-Month Period Ended December 31, 2006	For the Period From January 1, 2006 (Commencement of Operations) to December 31, 2006
Cash flows used in operating activities:
Net loss	$(687,527)	$(1,088,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based charges	90,727	90,727
Advances payable - related party	—	60,526
Accrued interest cancelled in exchange for
shares	—	29,835
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable - trade	331,491	432,071
Accrued payroll taxes	(2,770)	6,331

Net cash used in operating activities	(268,079)	(469,079)

Cash flows used in investing activities:
Purchase of equipment	(729,948)	(2,043,600)
Deposits	(18)	(138)

Net cash used in investing activities	(729,966)	(2,043,738)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	2,609,857	2,610,957
Proceeds from issuance of notes payable	—	1,699,930
Redemption of common shares	(249,782)	(249,782)
Proceeds from exercise of warrants	350,000	350,000
Repayment of notes payable	(1,699,930)	(1,699,930)

Net cash provided by financing activities	1,010,145	2,711,175

Net increase in cash	12,100	198,358

Cash - beginning of period	186,258	—

Cash - end of period	$198,358	$198,358

Supplemental Disclosure of Cash Flow Information

Interest paid	—	—
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

1.	Description of Business

Amish Naturals, Inc. formerly Amish Pasta Company, Inc. (the “Company”) was incorporated in Nevada on September 2, 2005 and commenced operations in January 2006. The Company has been in the development stage since commencing operations.

On October 27, 2006, the Company entered into a merger agreement with FII International, Inc. (“FII”). The shareholders of the Company received 25,000,000 shares of FII common stock, which represented the majority of the outstanding shares after the merger. Therefore, the merger was treated as a “reverse merger” and the previously outstanding shares of FII were treated as an equity transaction by the Company. At the merger, the Company redeemed 11,200,000 shares of FII common stock from the prior majority shareholder for cash of $249,782. In addition, the Company sold 2,900,000 shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per share (the “units”). The unit price was $0.90 per unit, for total proceeds of $2,610,000.

The accompanying interim financial statements as of December 31, 2006 and for the three-month period and the period from January 1, 2006 (commencement of operations) to December 31, 2006 are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company’s Form 8-K filed October 27, 2006.

2.	Summary of Significant Accounting Policies

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Accounting for Stock-Based Employee Compensation, Continued

the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company had outstanding stock options and warrants that can be converted into 3,741,111 shares of common stock. As the Company has recorded a loss for the three month period ended December 31, 2006 and for the period from January 1, 2006 (commencement of operations) to December 31, 2006, the options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss in the period from January 1, 2006 (commencement of operations) to December 31, 2006. Therefore, net loss as presented in the Company’s Statement of Operations equals the comprehensive loss.

New Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

3.	Property and Equipment

The following is a summary of property and equipment, at cost as of December 31, 2006:

Buildings and improvements	$312,202
Office equipment	28,742
Equipment	1,702,656

Total property and equipment	$2,043,600

No property and equipment has been placed in service at December 31, 2006, and therefore, no depreciation was recorded for the three-month period ended December 31, 2006 and for the period from January 1, 2006 (commencement of operations) to December 31, 2006.

4.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations

Financial Results, Liquidity and Management’s Plan

At December 31, 2006, the Company has negative working capital. Also, the Company has incurred losses for the three-month period ended December 31, 2006 and for the period from January 1, 2006 (commencement of operations) to December 31, 2006 of $687,527 and $1,088,569, respectively. Despite its negative cash flows from operations, the Company has been able to obtain operating capital through a private debt funding source, the sale of

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

4.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

Financial Results, Liquidity and Management’s Plan, Continued

shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management’s plans include the continued development and eventual implementation of its business plan. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Leases

The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments for the period ending December 31st are as follows at December 31, 2006:

2007	$16,200
2008	16,200
2009	16,200
2010	16,200
2011 and after	1,350

Total minimum lease payments	$66,150

Concentration of Suppliers

The Company expects to purchase its raw materials from producers of organic produce and grains. There is a regionally limited supply of these products. If the Company is unable to obtain these products from the supplier, the Company believes that the impact on its financial statements from such an uncertainty could be substantial.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

4.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

Litigation

The Company, on an ongoing basis, will be subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

5.	Equity Transactions

Common Stock

Stock Split

In October 2006 the Company forward split its common stock 2.4 for one, resulting in 25 million shares of common stock outstanding at the time. At the same time, the Company changed the par value of its common stock to $0.001 per share. All per share amounts reflect this forward split as if it had occurred at January 1, 2006.

Reverse Merger

In connection with the reverse merger with FII in October 2006, the Company issued 25,200,250 and redeemed 11,200,000 shares of its common stock.

Sale of Units

In October 2006 the Company sold 2.9 million shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per unit for total proceeds of $2,609,857.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

5.	Equity Transactions

Common Stock, Continued

Exercise of Warrants

In December 2006 the Company issued 388,889 shares of its common stock upon exercise of warrants at a price of $0.90 per share. The net proceeds of this exercise were $350,000.

Warrants Outstanding

At December 31, 2006 there are warrants to purchase 1,061,111 shares of the Company’s common stock outstanding. These warrants have an exercise price of $0.90 per share, are currently exercisable and expire on December 31, 2009.

6.	Share-Based Payment

On October 27, 2006, the Company granted options to purchase 2,680,000 shares of its common stock to officers, directors, employees and consultants. The exercise price of these options is $1.00 per share, which equaled the fair market value on the effective date of grant. The options vest at various rates over periods ranging from two to four years after the effective date of the grant. Options to purchase 150,000 shares were exercisable at December 31, 2006.

The weighted average estimated fair value of the stock options granted during the three month period ended December 31, 2006 was $0.59 per share. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

6.	Share-Based Payment, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three month period ended December 31, 2006 and for the period from January 1, 2006 (commencement of operations) to December 31, 2006 were as follows:

	For the Three-Month Period Ended December 31, 2006 4.23%	For the Period From January 1, 2006, (Commencement of Operations) to December 31, 2006 4.23%
Risk-free interest rate Expected volatility of common stock Dividend yield Expected life of options Weighted average fair market value of options granted	68% $0.00 5 years $0.59	68% $0.00 5 years $0.59

7.	Related Party Transactions

Advances — Related Party

The Company’s Chief Executive Officer, who is the majority shareholder, paid certain expenses on behalf of the Company. These amounts do not bear interest and are due on demand. The expenses paid by the related party consisted of the following items:

Marketing plan	$53,500
Rent	5,150
Equipment	1,360
Travel expenses	516

Total	$60,526

In addition, an entity owned by the Company’s Chief Executive Officer’s relative made deposits on equipment for the benefit of the Company. These deposits totaled $90,000 and were repaid without interest.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of December 31, 2006 and
For the Three-Month Period Ended December 31, 2006 and
For the Period from January 1, 2006 (Commencement of Operations) to December 31, 2006

8.	Subsequent Events

Sale of Common Shares

In February 2007, the Company sold in a private placement 677,835 shares of its common stock at $2.10 per share to 26 investors. The net proceeds of this placement were $1,395,965.

Exercise of Warrants

In February 2007, warrants to purchase 444,444 shares of the Company’s common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $400,000.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-QSB, including the Company’s unaudited financial statements for the three month period ending December 31, 2006 and for the period from January 1, 2006 (commencement of operations) to December 31, 2006 and related notes. Because of the reverse acquisition, the following discussion relates to the separate financial statements of Amish Naturals, Inc. and reference to the Company and to “we”, “our” and similar words refer to Amish Naturals, Inc.

THE FOLLOWING PRESENTATION OF THE COMPANY’S MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. Management of Amish Pasta Company believes that the expectations reflected in such forward-looking statements are accurate. However, management cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, the availability and cost of organic wheat and other organic food products, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and management assumes no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, management is not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of Amish Naturals

Amish Naturals, Inc. is a start-up, development-stage company and has not yet generated or realized any revenues from our business operations. During the period from September 2, 2005 (inception) to December 31, 2006, Amish Naturals raised capital in the form of a short-term note payable, and the sale of shares of our common stock. The proceeds of the note payable was used to acquire a production facility site and the equipment management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock was used to retire the short term note payable and acquire additional production equipment. Management’s plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

On October 27, 2006 we completed a merger with FII. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a “reverse merger” and the financial statements are those of the former private company. In connection with the merger, we raised $2,610,000 through the sale of 2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase ½ share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants has any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our operations. We cannot guarantee we will be successful in our core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that future financing will be available on acceptable terms, if at all. If financing is not available on satisfactory terms or on a timely basis, we may be unable to continue with our current business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Results of Operations for the three month period ended December 31, 2006 and for the Period from January 1, 2006 (commencement of operations) to December 31, 2006

During the three month period and for the period from commencement of operations to December 31, 2006, we had a loss of $687,527 and $1,088,569, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities and costs associated with implementation of the infrastructure necessary to support our operations once they commence. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII, Inc. in October 2006.

We expect to commence commercial production in February 2007 and expect our sales to commence shortly thereafter. Once we commence production, many of the expenditures recorded as product development costs through December 31, 2006 will be recorded as inventory and eventually as cost of sales.

In October 2006 our Board of Directors authorized the grant of options to purchase 2,680,000 shares of our common stock to officers, directors, employees and consultants. The exercise price of these options is $1.00 per share and vest at various times over four years. We determined the value of these options us the Black Scholes option pricing model to be $1,569,140. We are amortizing this amount over the vesting period of each option. We charged $90,727 to expense during the three month period ended December 31, 2006 related to these options.

Liquidity and Capital Resources

At December 31, 2006, our total assets were $2,242,096, which included cash balances of $198,358. We invested $2,043,600 in property and equipment, none of which had been placed in service at December 31, 2006. Our total liabilities were $498,928, all of which were current, resulting in negative working capital of $300,570.

In February 2007 we sold 677,835 shares of our common stock in a private offering to 26 accredited investors. The net proceeds of this offering were $1,395,965. Also in February 2007 warrants to purchase 444,444 shares of our common stock were exercised. The proceeds from this exercise was $400,000.

Despite our negative cash flows from operation of $268,079 and $498,914 for the three month period ended December 31, 2006 and the period from January 1, 2006 (commencement of operations) to December 31, 2006, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. Management’s plan includes the continued development and eventual implementation of our business plan.

As of the date of this Quarterly Report, we have yet to generate revenues from our business operations.

Plan of Operation for the Next Twelve Months

During the next twelve months we plan to complete the installation of our production equipment and commence producing our line of pasta products. We have executed distribution agreements for our products with national food product distributors and will continue our development of products that are complimentary to our pasta lines. We expect to commence producing inventory and commence sales to our distributors and retail stores during the early part of 2007.

Since inception, Amish Naturals, Inc. funded its operations from the proceeds of short-term borrowings, which were repaid in October 2006 from the proceeds of a private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us or on a timely basis, we may be unable to continue with our business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at December 31, 2006.

Item 3.     Controls and Procedures

Disclosure Controls and Procedures (pre-Merger)

Mr. David Skinner, our Chief Executive Officer, and Mr. Dale Paisley, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

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

On February 5, 2007, we closed a private placement wherein we sold 677,835 shares of unregistered common stock to twenty six accredited investors at $2.10 per share. There were no underwriting discounts. The shares represent approximately less than 2% of the prior outstanding shares. We plan to use the proceeds of this offering for working capital. Also in February 2007, warrants to purchase 444,444 shares of the Company's common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $400,000. The shares represent less than 1% of the prior outstanding shares.

With respect to the unregistered sales made, the Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors who were provided current public information available on the Company.

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

Item 5.   Other Information. None

Item 6.     Exhibits and Reports on Form 8-K:

A.	Exhibits

10.8	Agreement with Natural Specialty Sales, LLC. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR SECTION 9 OF THIS AGREEMENT.

31.1	Sarbanes Oxley Section 302 Certification from C.E.O.

31.2	Sarbanes Oxley Section 302 Certification from C.F.O.

32.1	Sarbanes Oxley Section 906 Certification from C.E.O. and C.F.O.

B.	Reports on Form 8-K: On December 19, 2006, we filed a Current Report on Form 8-K reporting the entry into a material definitive contract with Natural Specialty Sales, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.
(Registrant)
February 14, 2007	/s/ David C. Skinner, Sr. David C. Skinner, Sr. President, Chief Executive Officer, and Director