Form 10QSB
period 2007-03-31
Amish Naturals, Inc.
filed 2007-05-15
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Number of shares outstanding as of the close of business on May 15, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	43,427

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Amish Naturals, Inc., during the period of the financial statements, as reported herein.

Amish Naturals, Inc.

(A Company in the Development Stage)

Financial Statements

As of March 31, 2007 and

For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007 and ,
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

Amish Naturals, Inc.

(A Company in the Development Stage)

Index to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

Financial Statements of Amish Naturals, Inc.:

Balance Sheet, March 31, 2007	F-1

Statement of Operations For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006, For the Three-Month and Six-Month Periods Ended March 31, 2007 and For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007
F-2

Statement of Cash Flows For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006, For the Six-Month Period Ended March 31, 2007 and For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007
F-3

Notes to the Financial Statements	F-5

Amish Naturals, Inc.

(A Company in the Development Stage)

Balance Sheet

March 31, 2007

ASSETS

Current assets:
Cash	$1,003,448
Inventory	282,856
Total current assets	1,286,304
Property and equipment, net of accumulated depreciation of $17,698	2,384,428
Deposits	138
Total assets	$3,670,870

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$357,206
Accrued interest on note payable	5,139
Advances payable - related party	60,526
Note payable	300,000
Total current liabilities	722,871
Commitments and contingencies
Shareholders' deficit:
Series A convertible preferred, $0.001 par value, 20,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 43,427,024 shares issued and outstanding	43,427
Additional paid-in capital	4,770,347
Deficit accumulated during the development stage	(1,865,775)
Total shareholders' equity	2,947,999
Total liabilities and shareholders' equity	$3,670,870

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Statement of Operations

For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2006	For the Six-Month Period Ended March 31, 2007	For the Six-Month Period Ended March 31, 2007	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2007
Operating expenses:
Marketing	-	$151,627	$255,301	$430,516
General and administrative	$5,439	454,780	676,506	769,209
Product development	-	(7,355)	129,012	213,635
Professional fees	-	43,474	181,304	203,521
Stock-based charges	-	136,092	226,819	226,819
Total operating expenses	5,439	778,618	1,468,942	1,843,700
Operating loss	(5,439)	(778,618)	(1,468,942)	(1,843,700)
Other income (expense):
Interest income	-	6,552	9,349	12,899
Interest expense	-	(5,139)	(5,139)	(34,974)
Total other expense	-	1,413	4,210	(22,075)
Net loss	$(5,439)	$(777,205)	$(1,464,732)	$(1,865,775)
Net loss per common share - basic and diluted	$-	$(0.02)	$(0.04)	$(0.07)
Weighted average number of shares outstanding - basic and diluted	10,416,667	42,984,263	36,925,062	27,981,265

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Statement of Cash Flows

For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Six-Month Period Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2006	For the Three-Month Period Ended March 31, 2007	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2007
Cash flows used in operating activities:
Net loss	$(5,439)	$(1,464,732)	$(1,865,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	17,698	17,698
Stock-based charges	-	226,819	226,819
Advances payable - related party	-	-	60,526
Accrued interest cancelled in exchange for shares	-	-	29,835
Changes in operating assets and liabilities:
Increase (decrease) in:
Inventory	-	(282,856)	(282,856)
Accounts payable - trade	341,546	256,625	357,206
Accrued payroll taxes	-	(9,101)	-
Accrued interest	-	5,139	5,139
Net cash used in operating activities	336,107	(1,250,408)	(1,451,408)
Cash flows used in investing activities:
Purchase of equipment	(759,934)	(1,088,474)	(2,402,126)
Deposits	-	(18)	(138)
Net cash used in investing activities	(759,934)	(1,088,492)	(2,402,264)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	5,679	4,005,822	4,006,922
Proceeds from issuance of notes payable	600,000	300,000	1,999,930
Redemption of common shares	-	(249,782)	(249,782)
Proceeds from exercise of warrants	-	799,980	799,980
Repayment of notes payable	-	(1,699,930)	(1,699,930)
Net cash provided by financing activities	605,679	3,156,090	4,857,120
Net increase in cash	181,852	817,190	1,003,448
Cash - beginning of period	-	186,258	-
Cash - end of period	$181,852	$1,003,448	$1,003,448

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Statement of Cash Flows

For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Six-Month Period Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2006	For the Three-Month Period Ended March 31, 2007	For the Period From January 1, 2006 (Commencement of Operations) to March 31, 2007

Supplemental Disclosure of Cash Flow Information
Interest paid		-	-
Income taxes paid		-	-

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

1.	Description of Business

Amish Naturals, Inc. formerly Amish Pasta Company, Inc. (the “Company”) was incorporated in Nevada on September 2, 2005 and commenced operations in January 2006. The Company has been in the development stage since commencing operations.

On October 27, 2006, the Company entered into a merger agreement with FII International, Inc. (“FII”). The shareholders of the Company received 25,000,000 shares of FII common stock, which represented the majority of the outstanding shares after the merger. Therefore, the merger was treated as a “reverse merger” and the previously outstanding shares of FII were treated as an equity transaction by the Company. At the merger, the Company redeemed 11,200,000 shares of FII common stock from the prior majority shareholder for cash of $249,782. In addition, the Company sold 2,900,000 shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per share (the "units"). The unit price was $0.90 per unit, for total proceeds of $2,610,000.

The accompanying interim financial statements as of March 31, 2007 and for the period from January 1, 2006 (commencement of operations) to March 31, 2006, for the three-month and six-month periods and the period from January 1, 2006 (commencement of operations) to March 31, 2007 are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's Form 8-K for the period ended September 30, 2006 filed October 27, 2006.

2.	Summary of Significant Accounting Policies

Accounting for Stock-Based Employee Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in the consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Inventory

Inventory is stated at the lower of first-in, first-out cost, or market. Inventory balances at March 31, 2007 consist of the following:

Finished goods	$170,726
Raw materials	112,130
Total inventory	$282,856

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company had outstanding stock options and warrants that can be converted into 3,386,111 shares of common stock. As the Company has recorded a loss for the period from January 1, 2006 (commencement) to March 31, 2006, the three-month and six-month periods ended March 31, 2007 and for the period from January 1, 2006 (commencement of operations) to March 31, 2007, the options and warrants would have an anti-dilutive effect and, therefore, are not included in diluted loss per share.

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

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Contingencies, Continued

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss in the period from January 1, 2006 (commencement of operations) to March 31, 2007. Therefore, net loss as presented in the Company’s Statement of Operations equals the comprehensive loss.

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

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

3.	Property and Equipment

The following is a summary of property and equipment, at cost, as of March 31, 2007:

Buildings and improvements	$312,202
Office equipment	65,472
Equipment	2,024,452
Total property and equipment	2,402,126
Less: accumulated depreciation	(17,698)
Total property and equipment	$2,384,428

Property and equipment was placed in service during March 2007, and therefore, depreciation commenced during the three-month period ended March 31, 2007.

4.	Note Payable

Note payable at March 31, 2007 consists of an unsecured note payable to an individual, with interest at 10.25%, extended due date of July 29, 2007.

5.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations

Financial Results, Liquidity and Management's Plan

The Company has incurred losses for the three-month and six-month periods ended March 31, 2007 and for the period from January 1, 2006 (commencement of operations) to March 31, 2007 of $777,205, $1,464,732 and $1,865,775, respectively and has not sold any of its products. Despite its negative cash flows from operations, the Company has been able to obtain operating capital through a private debt funding source, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and eventual implementation of its business plan.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

5.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

Operating Leases

The Company leases four properties on which its production, office and warehouse facilities are located. The leases are for periods of  1 to 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. Future minimum lease payments for the periods ending March 31st, are as follows at March 31, 2007:

2008	$113,200
2009	16,200
2010	16,200
2011	15,000
Total minimum lease payments	$160,600

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

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

6.	Equity Transactions

Common Stock

Stock Split

In October 2006 the Company forward split its common stock 2.4 for one, resulting in 25 million shares of common stock outstanding at the time. At the same time, the Company changed the par value of its common stock to $0.001 per share. All per share amounts reflect this forward split as if it had occurred at January 1, 2006.

Reverse Merger

In connection with the reverse merger with FII in October 2006, the Company issued 25,200,000 and redeemed 11,200,000 shares of its common stock.

Sale of Common Stock

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

In February 2007, warrants to purchase 500,000 shares of the Company’s common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $449,980.

Warrants Outstanding

At March 31, 2007 there are warrants to purchase 561,111 shares of the Company’s common stock outstanding. These warrants have an exercise price of $0.90 per share, are currently exercisable and expire on December 31, 2009.

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

7.	Share-Based Payment

On October 27, 2006 and March 27, 2007, the Company granted options to purchase 2,680,000 shares and 145,000 shares, respectively, of its common stock to officers, directors, employees and consultants. The exercise price of these options is $1.00 per share and $2.30 per share, respectively, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant. Options to purchase 150,000 shares were exercisable at March 31, 2007.

The weighted average estimated fair value of the stock options granted during the three and six month periods ended March 31, 2007 was $1.76 per share and $0.65 per share, respectively. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the six-month period ended March 31, 2007 and for the period from January 1, 2006 (commencement of operations) to March 31, 2007 were as follows:

	For the Six-Month Period Ended March 31, 2007	For the Period From January 1, 2006, (Commencement of Operations) to March 31, 2007
Risk-free interest rate	4.23% to 4.35%	4.23%% to 4.35%
Expected volatility of common stock	68% to 98%	68% to 98%
Dividend yield	$0.00	$0.00
Expected life of options	5 years	5 years
Weighted average fair market value of options granted	$0.65	$0.65

Amish Naturals, Inc.

(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2007 and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2006,
For the Three-Month and Six-Month Periods Ended March 31, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to March 31, 2007

8.	Related Party Transactions

Advances - Related Party

The Company’s Chief Executive Officer, who is the majority shareholder, paid certain expenses on behalf of the Company. These amounts do not bear interest and are due on demand. The expenses paid by the related party consisted of the following items:

Marketing plan	$53,500
Rent	5,150
Equipment	1,360
Travel expenses	516
Total	$60,526

In addition, an entity owned by the Company's Chief Executive Officer's relative made deposits on equipment for the benefit of the Company. These deposits totaled $90,000 and were repaid without interest.

9.	Subsequent Events

On April 2, 2007 the Company acquired an entity owned by a member of the immediate family of the Company’s Chairman and Chief Executive Officer and another of the Company’s shareholders. The Company issued 75,000 shares of its common stock with a fair value of $130,000 in this transaction. The net assets of the acquired entity were recorded at their predecessor cost of $75,000.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-QSB, including the Company’s unaudited financial statements for the three-month period from January 1, 2006 (commencement of operations) to March 31, 2006, the three- and six-month periods ending March 31, 2007 and for the period from January 1, 2006 (commencement of operations) to March 31, 2007 and related notes. Because of the reverse acquisition, the following discussion relates to the separate financial statements of Amish Naturals, Inc. and reference to the Company and to “we”, “our” and similar words refer to Amish Naturals, Inc.

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

Overview of Amish Naturals

Amish Naturals, Inc. is a start-up, development-stage company and has not yet generated or realized any revenues from our business operations. During the period from January 1, 2006 (commencement of operations) to March 31, 2007, Amish Naturals raised capital in the form of short-term notes payable, and the sale of shares of our common stock. The proceeds of the note payable were used to acquire a production facility site and the equipment management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. Management’s plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

On October 27, 2006 we completed a merger with FII. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a “reverse merger” and the financial statements are those of the former private company. In connection with the merger, we raised $2,610,000 through the sale of 2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase ½ share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants have any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII. In February 2007, we raised $1,395,965 through the sale of 677,835 shares of our common stock and obtained $350,000 from a short-term note payable.

In March 2007, we commenced producing product which is available for sale. At March 31, 2007 we had finished goods inventory with a cost of $170,726. We have not shipped any of our products as of March 31, 2007.

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

Results of Operations for the three- and six-month periods ended March 31, 2007, and for the Period from January 1, 2006 (commencement of operations) to March 31, 2007

During the three- and six-month periods ended March 31, 2007, and for the period from commencement of operations to March 31, 2007, we had a loss of $777,205, 1,464,732, and $1,865,775, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations once they commence, and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII, Inc. in October 2006. During the period from January 1, 2006 (commencement of operations) to March 31, 2006, our operations were limited to the acquisition and installation of certain of our equipment.

We commenced commercial production in March 2007 and expect our sales to commence in May 2007. Since we commenced production, many of the expenditures recorded as product development costs through February 2007 are now recorded as inventory and eventually as cost of sales.

In October 2006 our Board of Directors authorized the grant of options to purchase 2,680,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options is $1.00 per share and vest at various times over four years. We determined the value of these options us the Black Scholes Merton option valuation model to be $1,569,140. We are amortizing this amount over the vesting period of each option. We charged $136,091 and $226,819 to expense during the three- and six-month periods ended March 31, 2007 related to these options.

Liquidity and Capital Resources

At March 31, 2007, our total assets were $3,670,870, which included cash balances of $1,003,448. We invested $2,402,126 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $722,871, all of which were current, resulting in working capital of $563,433.

In February 2007 we sold 677,835 shares of our common stock in a private offering to 26 accredited investors. The net proceeds of this offering were $1,395,965. Also in February 2007 warrants to purchase 500,000 shares of our common stock were exercised. The proceeds from this exercise were $450,000.

Despite our negative cash flows from operation of $1,250,408 and $1,451,408 for the six-month period ended March 31, 2007 and the period from January 1, 2006 (commencement of operations) to March 31, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. Management’s plan includes the continued development and implementation of our business plan.

As of the date of this Quarterly Report, we have yet to generate revenues from our business operations.

Plan of Operation for the Next 12 Months

During the next 12 months, we plan to continue producing and commence sales of our line of pasta products. We have executed distribution agreements for our products with national food product distributors and will continue our development of products that are complementary to our pasta lines. We expect to commence sales to our distributors and retail stores in May 2007.

Since inception, we have funded its operations from the proceeds of short-term borrowings, some of which were repaid in October 2006 from the proceeds of private placements of common stock, and of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us or on a timely basis, we may be unable to continue with our business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at March 31, 2007.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2007, we sold and issued 75,000 shares of our common stock to (i) the wife of a co-founder and our current President and Chief Executive Officer and (ii) a co-founder and significant stockholder in connection with our purchase of the business and substantially all of the assets of Amish Co-op, Inc. Based upon the $1.85 per share closing price of our common stock on April 2, 2007, the shares had an aggregate value of $138,750. We accounted for the related party transaction by recording the predecessor cost of the assets of Amish Co-op, Inc., in accordance with U.S. GAAP in the amount of approximately $75,000. The issuance was made pursuant to Section 4(2) of the Securities Act. We believe the exemption is available because (i) the issuees are sophisticated investors, (ii) no advertising or general solicitation was employed in offering the securities, and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities).

On February 5, 2007, we sold and issued 664,745 shares of our common stock to 26 otherwise unaffiliated, accredited investors for an aggregate price of approximately $1.4 million, or $2.10 per share. The issuance was made pursuant to Rule 506 under Regulation D and Section 4(2) of the Securities Act. We believe that exemption was available because (i) no advertising or general solicitation was employed in offering the securities, (ii) the offering and sales were made to 26 persons, all of whom were accredited investors, and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities). Each of the investors has agreed to resell the common stock only pursuant to registration under the Securities Act or an available exemption from such registration.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger by and among FII International, Inc., Amish Pasta Company, Inc., and APC Acquisition Corp., dated October 27, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

3.1	Corporate Charter (incorporated by reference to Exhibit 3.1 to FII’s Registration Statement on Form SB-2, filed on August 15, 2002)

3.2	Articles of Incorporation (incorporated by reference to FII’s Registration Statement on Form SB-2, filed August 15, 2002)

3.3
Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

3.4
Certificate of Change in number of authorized shares as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

3.5
Articles of Merger as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.5 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

3.6	Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)

4.2	Form of Warrant granted in October 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)

10.1
Lease and Purchase Option Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.2
Assignment of Lease and Purchase Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.3	Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.4	Employment Agreement with Donald G. Alarie, dated as of October 27, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.5	Consulting Agreement with Dale Paisley, dated as of October 27, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.5a	Consulting Agreement with Dale Paisley, dated as of January 1, 2007 (incorporated by reference to Exhibit 10.5a of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)

10.6	2006 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.7	Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.8
Agreement with Natural Specialty Sales, LLC (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006, as filed on February 16, 2007) [Confidential treatment was requested for section 9 of such Agreement, when filed]

10.9
Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, and Amish Natural Sub, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)

10.9a
Addendum to Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, Amish Natural Sub, Inc., and in respect of Section 1 thereof, the registrant (incorporated by reference to Exhibit 10.9a of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)

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

Amish Naturals, Inc.
(Registrant)

May 15, 2007	/s/ David C. Skinner, Sr.
David C. Skinner, Sr.
President, Chief Executive Officer, and Director