Form 10QSB
period 2007-06-30
Amish Naturals, Inc.
filed 2007-08-14
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on August 13, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	44,089,995

Transitional Small Business Disclosure Format (Check one): Yes ☐          No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements of Amish Naturals, Inc., during the period of the financial statements, as reported herein.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Index to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

Consolidated Financial Statements of Amish Naturals, Inc. and Subsidiary:

Consolidated Balance Sheet, June 30, 2007	F-1

Consolidated Statements of Operations For the Three-Month and Nine-Month Periods Ended June 30, 2007, For the Three-Month Period Ended June 30, 2006, For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007
F-2

Consolidated Statements of Cash Flows For the Three-Month and Nine-Month Periods Ended June 30, 2007, For the Three-Month Period Ended June 30, 2006, For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007
F-3

Notes to the Consolidated Financial Statements	F-5

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Consolidated Balance Sheet
June 30, 2007

ASSETS
Current assets:
Cash	$299,456
Accounts receivable	20,282
Inventory	502,412
Total current assets	822,150
Property and equipment, net of accumulated depreciation of $73,702	2,358,515
Deposits	8,478
Total assets	$3,189,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$279,719
Accrued expenses	230,936
Advances payable – related party	60,526
Note payable	300,000
Total current liabilities	871,181
Commitments and contingencies
Shareholders' equity:
Series A convertible preferred, $0.001 par value, 20,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,089,995 shares issued and outstanding	44,090
Additional paid-in capital	5,501,290
Deficit accumulated during the development stage	(3,227,418)
Total shareholders' deficit	2,317,962
Total liabilities and shareholders' deficit	$3,189,143

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Consolidated Statements of Operations
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

				For the	For the
				Period From	Period From
	For the	For the	For the	January 1, 2006	January 1, 2006
	Three-Month	Three-Month	Nine-Month	(Commencement of	(Commencement of
	Period Ended	Period Ended	Period Ended	Operations) to	Operations) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Gross sales	$33,012	-	$33,012	-	$33,012
Less: returns and allowance	(4,316)	-	(4,316)	-	(4,316)
Less: commissions	(1,490)	-	(1,490)	-	(1,490)
Net sales	27,206	-	27,206	-	27,206
Cost of sales	(16,533)	-	(16,533)	-	(16,533)
Gross profit	10,673	-	10,673	-	10,673
Operating expenses:
Marketing	207,000	$3,892	462,301	$3,892	637,515
General and administrative	548,169	12,327	1,223,675	17,766	1,316,378
Product development	130,849	65,500	259,861	65,500	344,484
Professional fees	277,674	-	458,978	-	481,195
Stock-based charges	206,397	-	433,216	-	433,216
Total operating expenses	1,370,089	81,719	2,838,031	87,158	3,212,788
Operating loss	(1,359,416)	(81,719)	(2,827,358)	(87,158)	(3,202,115)
Other income (expense):
Interest income	4,447	1,136	13,796	1,136	17,346
Interest expense	(7,674)	-	(12,813)	-	(42,648)
Total other income (expense)	(3,227)	1,136	983	1,136	(25,302)
Net loss	$(1,362,643)	$(80,583)	$(2,826,375)	$(86,022)	$(3,227,417)
Net loss per common share – basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.01)	$(0.10)
Weighted average number of shares outstanding – basic and diluted	43,622,153	10,416,667	41,966,834	10,416,667	33,483,417

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Consolidated Statements of Cash Flows
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

		For the	For the
		Period From	Period From
	For the	January 1, 2006	January 1, 2006
	Nine-Month	(Commencement of	(Commencement of
	Period Ended	Operations) to	Operations) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows used in operating activities:
Net loss	$(2,826,375)	$(86,022)	$(3,227,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,702	-	73,702
Stock-based charges	433,216	-	433,216
Advances payable - related party	-	-	60,526
Accrued interest cancelled in exchange for shares	29,835	-	29,835
Changes in operating assets and liabilities:		-
Increase (decrease) in:		-
Accounts receivable	(20,282)	-	(20,282)
Inventory	(502,412)	-	(502,412)
Accounts payable - trade	179,139	-	279,719
Accrued payroll taxes	(9,101)	-
Accrued interest	201,101	-	230,936
Net cash used in operating activities	(2,441,177)	(86,022)	(2,642,177)
Cash flows used in investing activities:
Purchase of equipment	(1,118,565)	(781,406)	(2,432,217)
Deposits	(8,358)	-	(8,478)
Net cash used in investing activities	(1,126,923)	(781,406)	(2,440,695)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	4,029,196	-	4,029,196
Proceeds from issuance of notes payable	-	1,052,888	1,699,930
Redemption of common shares	(249,782)	-	(249,782)
Proceeds from exercise of warrants	1,301,814	-	1,301,814
Repayment of notes payable	(1,399,930)	-	(1,399,930)
Net cash provided by financing activities	3,681,298	1,052,888	5,381,228
Net increase in cash	113,198	185,460	298,356
Cash - beginning of period	186,258	-	-
Cash - end of period	$299,456	$185,460	$298,356

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Consolidated Statements of Cash Flows
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

Supplemental Disclosure of Cash Flow Information

		For the	For the
		Period From	Period From
	For the	January 1, 2006	January 1, 2006
	Nine-Month	(Commencement of	(Commencement of
	Period Ended	Operations) to	Operations) to
	June 30, 2007	June 30, 2006	June 30, 2007
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

1.   Description of Business

Amish Naturals, Inc., formerly Amish Pasta Company, Inc., (the “Company”) was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006. The Company has been in the development stage since commencing operations. As the Company had no activities prior to January 1, 2006, the financial statements for 2006 are for the six-month period after the commencement of its operations.

The accompanying interim financial statements as of June 30, 2007 and for the three-month and nine-month periods ended June 30, 2007, for the three-month period ended June 30, 2006, for the period from January 1, 2006 (commencement of operations) to June 30, 2006, and for the period from January 1, 2006 (commencement of operations) to June 30, 2007, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's Form 8-K for the period ended September 30, 2006, filed October 27, 2006.

2.    Summary of Significant Accounting Policies

Inventory

Inventory is stated at the lower of first-in, first-out cost, or market. Inventory balances at June 30, 2007 consist of the following:

Finished goods	$170,726
Raw materials	112,130
Total inventory	$282,856

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

2.    Summary of Significant Accounting Policies, Continued

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007, the Company had outstanding stock options that can be converted into 3,386,111 shares of common stock. As the Company has recorded a loss for the three-month and nine-month periods ended June 30, 2007, the three-month period ended June 30, 2006, the period from January 1, 2006 (commencement of operations) to June 30, 2006, and for the period from January 1, 2006 (commencement of operations) to June 30, 2007, the options would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

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

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

2.    Summary of Significant Accounting Policies, Continued

Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss in the period from January 1, 2006 (commencement of operations) to June 30, 2007. Therefore, net loss as presented in the Company’s Statement of Operations equals the comprehensive loss.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

3.        Property and Equipment

The following is a summary of property and equipment, at cost, as of June 30, 2007:

Buildings and improvements	$340,727
Office equipment	65,472
Equipment, including deposits of $439,689	2,026,018
Total property and equipment	2,432,217
Less: accumulated depreciation	(73,702)
Total property and equipment	$2,358,515

Property and equipment was placed in service during March 2007. Depreciation expense for the three-month and nine-month periods ended June 30, 2007 was $56,004 and $73,702, respectively.

4.        Note Payable

The note payable at June 30, 2007 consists of an unsecured note payable to an individual, with interest at 10.25%, extended due date of September 15, 2007.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

5.        Contingencies, Risks, Uncertainties, Management's Plan and Concentrations

Financial Results, Liquidity and Management's Plan

The Company has incurred losses for the three-month and nine-month periods ended June 30, 2007 and for the period from January 1, 2006 (commencement of operations) to June 30, 2007 of $1,362,643, $2,826,375 and $3,227,417, respectively. Despite its negative cash flows from operations, the Company has been able to obtain operating capital through a private debt funding source, the sale of shares of its common stock and through the exercise of warrants to purchase shares of its common stock. Management's plans include the continued development and eventual implementation of its business plan.

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

Operating Leases

The Company leases four properties on which its production, office and warehouse facilities are located. The leases are for periods of 1 to 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. Future minimum lease payments for the periods ending June 30th, are as follows at June 30, 2007:

2008	$79,790
2009	16,200
2010	16,200
2011	10,950
Total minimum lease payments	$123,140

Concentration of Suppliers

The Company expects to purchase its raw materials from producers of organic produce and grains. There is a regionally limited supply of these products. If the Company is unable to obtain these products from the supplier, the Company believes that the impact on its financial statements from such an uncertainty could be substantial.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

5.        Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

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

6.        Equity Transactions

Common Stock

Stock Split

In October 2006 the Company forward split its common stock 2.8 for 1, resulting in 25 million shares of common stock outstanding at the time. At the same time, the Company changed the par value of its common stock to $0.001 per share. All per share amounts reflect this forward split as if it had occurred at January 1, 2006.

Reverse Merger

In connection with the reverse merger with FII in October 2006, the Company issued 25,200,000 and redeemed 11,200,000 shares of its common stock.

Sale of Common Stock

In October 2006 the Company sold 2.9 million shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per unit for total proceeds of $2,609,857.

In February 2007, the Company sold in a private placement 664,745 shares of its common stock at $2.10 per share to 26 investors. The net proceeds of this placement were $1,395,965.

Exercise of Warrants

In December 2006 the Company issued 388,889 shares of its common stock upon exercise of warrants at a price of $0.90 per share. The net proceeds of this exercise were $350,000.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

6.        Equity Transactions, Continued

Common Stock, Continued

Exercise of Warrants, Continued

In February 2007, warrants to purchase 500,000 shares of the Company’s common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $449,980.

In June 2007, warrants to purchase 561,111 shares of the Company's common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $504,880.

7.        Share-Based Payment

On October 27, 2006 and March 27, 2007, the Company granted options to purchase 2,680,000 shares and 145,000 shares, respectively, of its common stock to officers, directors, employees and consultants. The exercise price of these options is $1.00 per share and $2.30 per share, respectively, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant. Options to purchase 150,000 shares were exercisable at June 30, 2007.

The weighted average estimated fair value of the stock options granted during the three-month and nine-month periods ended June 30, 2007 was $1.76 per share and $0.65 per share, respectively. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

7.        Share-Based Payment, Continued

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the nine-month period ended June 30, 2007 and for the period from January 1, 2006 (commencement of operations) to June 30, 2007 were as follows:

For the
Period From
	For the	January 1, 2006,
	Nine-Month	(Commencement of
	Period Ended	Operations) to
	June 30, 2007	June 30, 2007
Risk-free interest rate	4.23% to 4.35%	4.23%% to 4.35%
Expected volatility of common stock	68% to 98%	68% to 98%
Dividend yield	$0.00	$0.00
Expected life of options	5 years	5 years
Weighted average fair market value of options granted	$0.65	$0.65

Amish Naturals, Inc. and Subsidiary

(A Company in the Development Stage)

Notes to the Consolidated Financial Statements
As of June 30, 2007 and
For the Three-Month and Nine-Month Periods Ended June 30, 2007,
For the Three-Month Period Ended June 30, 2006,
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2006, and
For the Period from January 1, 2006 (Commencement of Operations) to June 30, 2007

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

Amish Co-op

On April 2, 2007 the Company acquired an entity owned by a member of the immediate family of the Company’s Chairman and Chief Executive Officer and another of the Company’s shareholders. The Company issued 75,000 shares of its common stock with a fair value of $130,000 in this transaction. The net assets of the acquired entity were recorded at their predecessor cost of $20,264.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-QSB, including the Company’s unaudited financial statements for the six-month period from January 1, 2006 (commencement of operations) to June 30, 2006, the three- and nine-month periods ending June 30, 2007 and for the period from January 1, 2006 (commencement of operations) to June 30, 2007 and related notes. Because of the reverse acquisition, the following discussion relates to the separate financial statements of Amish Naturals, Inc. and reference to the Company and to “we”, “our” and similar words refer to Amish Naturals, Inc.

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

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview of Amish Naturals

Amish Naturals, Inc. is a start-up, development-stage company and although we have made the first sales of our products, we have not yet generated or realized any significant revenues from our business operations. During the period from January 1, 2006 (commencement of operations) to June 30, 2007, Amish Naturals raised capital in the form of short-term notes payable, and the sale of shares of our common stock. The proceeds of the notes payable were used to acquire a production facility site and the equipment management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. Management’s plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

On October 27, 2006 we completed a merger with FII, Inc. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a “reverse merger” and the financial statements are those of the former private company. In connection with the merger, we raised $2,610,000 through the sale of 2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase ½ share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants have any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII. During the nine month period ended June 30, 2007 all of the warrants were exercised with net proceeds of $1,301,814. In February 2007, we raised $1,395,965 through the sale of 664,745 shares of our common stock and obtained $300,000 from a short-term note payable.

In March 2007, we commenced producing product which is available for sale. At June 30, 2007 we had finished goods inventory with a cost of $170,726. During the three month period ended June 30, 2007, we shipped products with total gross sales price of $33,012.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any significant revenues from our operations. We cannot guarantee we will be successful in our core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

We have no assurance that future financing will be available on acceptable terms, if at all. If financing is not available on satisfactory terms or on a timely basis, we may be unable to continue with our current business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Results of Operations for the three- and nine-month periods ended June 30, 2007, and for the Period from January 1, 2006 (commencement of operations) to June 30, 2007

During the three- and nine-month periods ended June 30, 2007, and for the period from commencement of operations to June 30, 2007, we had a loss of $1,362,644, 2,826,376, and $3,227,418, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations once they commence, initial sales and marketing activities and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006. During the period from January 1, 2006 (commencement of operations) to June 30, 2007, our operations were limited to the acquisition and installation of certain of our equipment and introducing our products to distributors and retail organizations.

We commenced commercial production in March 2007 and had our initial sales in May 2007. Since we commenced production, many of the expenditures recorded as product development costs through February 2007 are now recorded as inventory and eventually will be recorded as cost of sales. We continue to incur product development costs as we expand our product lines.

In October 2006 our Board of Directors authorized the grant of options to purchase 2,680,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options is $1.00 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $1,569,140. We are amortizing this amount over the vesting period of each option. We charged $206,397 and $443,216 to expense during the three- and nine-month periods ended June 30, 2007 related to these options.

Liquidity and Capital Resources

At June 30, 2007, our total assets were $3,189,143, which included cash balances of $299,456. We invested $2,432,217 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $871,181, all of which were current, resulting in negative working capital of $49,031.

In February 2007 we sold 664,745 shares of our common stock in a private offering to 26 accredited investors. The net proceeds of this offering were $1,395,965. Also in February 2007 warrants to purchase 500,000 shares of our common stock were exercised. The proceeds from this exercise were $450,000. In June 2007, warrants to purchase 561,111 shares of our common stock were exercised. The proceeds of this exercise were $504,880. In July 2007 we obtained a short term loan of $100,000 and in August 2007 we obtained a short term loan of $500,000.

Despite our negative cash flows from operation of $2,441,177 and $2,642,177 for the nine-month period ended June 30, 2007 and the period from January 1, 2006 (commencement of operations) to June 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. Management’s plan includes the continued development and implementation of our business plan.

As of the date of this Quarterly Report, we have yet to generate significant revenues from our business operations.

Plan of Operation for the Next 12 Months

During the next 12 months, we plan to continue producing and commence sales of our line of pasta products. We have executed distribution agreements for our products with national food product distributors and will continue our development of products that are complementary to our pasta lines. We commenced sales to our distributors and retail stores in May 2007.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at June 30, 2007.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2007, we sold and issued 75,000 shares of our common stock to (i) the wife of a co-founder and our current President and Chief Executive Officer and (ii) a co-founder and significant stockholder in connection with our purchase of the business and substantially all of the assets of Amish Co-op, Inc. Based upon the $1.85 per share closing price of our common stock on April 2, 2007, the shares had an aggregate value of $138,750. We accounted for the related party transaction by recording the predecessor cost of the assets of Amish Co-op, Inc., in accordance with U.S. GAAP in the amount of $20,264. The issuance was made pursuant to Section 4(2) of the Securities Act. We believe the exemption is available because (i) the issuees are sophisticated investors, (ii) no advertising or general solicitation was employed in offering the securities, and (iii) transfer was restricted in accordance with the requirements of the Securities Act (including by legending of certificates representing the securities).

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

10.10	Employment Agreement with Troy Treangen, dated December 11, 2006 (incorporated by reference to Exhibit 10.10 of the Registrant’s Amended Registration Statement on Form SB-2/A, filed June 6, 2007)
16.1	Letter of Former Accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed May 29, 2007)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.

(Registrant)

August 14, 2007	/s/ David C. Skinner, Sr.
David C. Skinner, Sr.
President, Chief Executive Officer, and Director