Form 10KSB
period 2007-09-30
Amish Naturals, Inc.
filed 2007-12-18
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File No. 000-50662

  AMISH NATURALS, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0377768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8224 County Road 245, Holmesville, Ohio	44633
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (330) 279-2510

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock,	None
$0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III on this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year was: $134,688.

The aggregate market value of the 28,747,495 shares of voting stock held by non-affiliates of the registrant was approximately $48,295,792, based on the closing sale price of the common stock on December 12, 2007 of $1.68 per share as reported by the OTC Electronic Bulletin Board.  The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The number of shares outstanding of the registrant’s common stock as of the close of business on December 12, 2007 was 44,179,995.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2007.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
Yes ☐       No  ☒

AMISH NATURALS, INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED SEPTEMBER 30, 2007

Cautionary Note Regarding Forward-Looking Statements and Future Prospects

Certain statements made in this Annual Report on Form 10-KSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Annual Report on Form 10-KSB and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-QSB.

Examples of forward-looking statements in this Annual Report on Form 10-KSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions.  These assumptions could prove inaccurate.  Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.  Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;

•	the availability of additional capital to finance our development;

•	our dependence on management and need to recruit additional personnel;

•	the limited trading market for our Common Stock;

•	inherent risks in agriculture;

•	advances by our competitors; and

•	other risks, including those described from time to time in our other Securities and Exchange Commission filings.

We operate in a very competitive and rapidly changing environment.  New risks emerge from time to time.  It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement.  We believe these forward-looking statements are reasonable.  However, you should not place undue reliance on any forward-looking statements, which are based on current expectations.  Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

In this Annual Report on Form 10-KSB, “Company,” “the Company,” “us” and “our” refer to Amish Naturals, Inc., a Nevada corporation, and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.  Description of Business.

General

We are engaged in the manufacturing, marketing and selling of gourmet, all-natural, kosher, dried, organic pasta and fiber-rich pasta made with 100% organic durum wheat. We manufacture, market and sell a variety of dried pastas under the Amish Naturals™ brand label. All of our products are made using either 100% organic durum flour or organic whole wheat flour. We use century-old methods of lamination, as opposed to the extruded, production-line method used by others in the pasta industry for the fettuccini and spaghetti cuts. Our mixing, sheeting, and cutting methods have been used in Amish kitchens for generations to produce a “homemade” quality, taste, and texture.  Our penne pasta utilizes the same tradition of mixing and blending with the exception that the penne is produced through an extruder.  Our products include Organic Plain Fettuccine, Organic Whole Wheat Fettuccine, Organic Tomato-Basil Fettuccine, Organic Garlic-Parsley Fettuccine, and Fiber-Rich Fettuccine and Spinach Fettuccine. We also have the same flavors in a birds nest spaghetti cut and penne cut. On September 20, 2007 we acquired the Amish Heritage brand of gourmet sauces from Beanies of Lancaster, Inc., including four varieties of barbeque sauce, two varieties of Amish ketchup sauce, four gourmet mustards, four fruit spreads, five soup varieties, and two hot sauces, all in a variety of flavors. We will distribute these sauces under the Amish Naturals label “Heritage Line” and have them co-packed at the seller’s production facility in Lancaster, Pennsylvania.  All of these sauces are all natural.

In October 2007, we acquired the assets of Prima Pasta, Inc., a Los Angeles California based corporation for $450,000. The assets include a lease of a manufacturing facility, manufacturing equipment, trademarks and manufacturing capacity for approximately twenty different pasta products as well as distribution channels. Prima Pasta produces a line of award-winning, long cut pasta products, available in specialty food stores and supermarkets such as: Ralph’s and Albertson’s, Gelson’s, Whole Foods, Raley’s, and Haggen’s.  We will operate the Prima Pasta business through a wholly-owned subsidiary of Amish Naturals, Inc., and will produce and sell its 100% natural products under the existing PRIMA pasta brand name. In November 2007, we moved the manufacturing equipment acquired from Prima Pasta to our manufacturing facility in Holmesville, Ohio.  We resumed production at the new location.  We will be offering additional cuts of pasta under the Amish Naturals label in addition to fulfilling the existing customers of the Prima Pasta brand.  We are currently negotiating a new lease for the Los Angeles manufacturing facility, the current lease for which expires on December 31, 2007, and intend to operate the facility as a distribution facility for the West Coast Region.  Also in October 2007, we acquired the assets of the thirty-year-old Schlabach Amish Wholesale Bakery in Benton, Ohio for $300,000. The assets include the manufacturing facility, manufacturing equipment and trademarks for a large variety of all-natural gourmet foods, featuring proprietary Amish recipes for granola, nutritional bars, and other whole grain cereal products currently offered in hundreds of retail and specialty outlets, including Whole Foods, Giant Eagle, Dutch Valley and Van Kampem. The Company will continue to manufacture Schlabach Amish Wholesale Bakery’s complete line of gourmet granola products from the Benton, Ohio location.

Amish Pasta Company was founded in September 2005 as a Nevada corporation. On October 30, 2006, pursuant to an Agreement and Plan of Merger, dated as of October 27, 2006, Amish Pasta Company merged with and into APC Acquisition Corp., a wholly-owned merger subsidiary of FII, a then-publicly held Nevada corporation. In connection with the merger, Amish Pasta Company changed its name to Amish Naturals, Inc. and merged with and into FII, with FII surviving. On that same day, FII changed its name to Amish Naturals, Inc.

Our principal executive offices are located at 8224 County Road 245, Holmesville, Ohio 44633 and our telephone number is 330-279 2510.

Products

Pastas.   We manufacture, market, and sell a variety of dried pastas under the Amish Naturals™ brand label. All of our products are made using either 100% organic durum flour or organic whole wheat flour. We use century-old methods of lamination, as opposed to the extruded production-line method used by others in the pasta industry. Our mixing, sheeting, and cutting methods have been used in Amish kitchens for generations to produce a “homemade” quality, taste, and texture. Our products include Organic Plain Fettuccine, Organic Whole Wheat Fettuccine, Organic Tomato-Basil Fettuccine, Organic Garlic-Parsley Fettuccine, and Fiber-Rich Fettuccine and Spinach Fettuccine. We also have the same flavors in a birds nest spaghetti cut and penne cut.  We expect that our pastas will be marketed with a price range for individual selections from $2.99 to $3.99 for a 12 ounce serving.

Sauces.  On September 20, 2007 we acquired the Amish Heritage brand of gourmet sauces from Beanies of Lancaster, Inc., including four varieties of barbeque sauce, two varieties of Amish ketchup sauce, four gourmet mustards, four fruit spreads, five soup varieties, and two hot sauces, all in a variety of flavors. We will distribute these sauces under the Amish Naturals label “Heritage Line” and have them co-packed at the seller’s production facility in Lancaster, Pennsylvania.  All of these sauces are all natural.  The Amish Heritage products, like our pastas, will be marketed with a price range for individual selection from $2.99 to $3.99 for a 12 ounce serving.

Granola Products.  In October 2007, we also acquired the assets of the 30-year-old Schlabach Amish Wholesale Bakery in Benton, Ohio. The assets include the manufacturing facility, manufacturing equipment and trademarks for a large variety of all-natural gourmet foods, featuring proprietary Amish recipes for granola, nutritional bars, and other whole grain cereal products currently offered in hundreds of retail and specialty outlets, including Whole Foods, Giant Eagle, Dutch Valley and Van Kampen. The Company will continue to manufacture Schlabach Amish Wholesale Bakery’s complete line of gourmet granola products from the Benton, Ohio location.

Sales, Marketing and Distribution

Prior to the merger, Amish Pasta Company offered its products through the internet website, www.amishpasta.com, and one distributor. We intend for our products to be sold and distributed through direct sales, wholesale, distributors, and retail specialty and general supermarkets. We have agreements with various nationally recognized food brokers to coordinate our marketing and sales efforts. Effective November 1, 2006, we entered into an exclusive, national agreement with Natural Specialty Sales, Inc., a subsidiary of Acosta Sales and Marketing Co., to negotiate the sales of our natural food products through specialty stores and major food retailers in the United States. The term of the agreement is year-to-year, subject to 30 days written notice of termination by either party for any reason or to termination without notice in the case of a default by the non-terminating party. We have a website for internet marketing at www.amishnaturals.com.

Our products are marketed toward health-conscious and kosher-observant adults, in additional to the general pasta and specialty foods markets. We believe our consumers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

We intend to rely primarily on brand loyalty, which we expect will create word-of-mouth momentum to promote our products. Our marketing strategy is designed to encourage consumers to try our products for the first time and develop brand loyalty. We intend to accomplish this by educating consumers about the differences between our organic, all-natural products and the competition’s products, as well as through food tasting in various markets, use of advertising media, food show demonstrations, coupon incentives, participation with other food industry incentives, and other marketing methods. We will have a marketing division to coordinate all of our marketing efforts. On October 15, 2007, we announced the appointment of our new National Sales Directors, Bill Pardee and Curt Edmondson, who will focus on the largest nationwide mainline retail grocers and private label/institutional markets in connection with our expanded product lines.  Bill Pardee has over 23 years of experience in the consumer packaging goods industry and Curt Edmondson has over 10 years of experience in the grocery industry. In addition, our Chairman of the Board, Martin Silver, retired Executive Vice President of the Hebrew National Division of ConAgra Foods, Inc., has 32 years of sales and marketing experience.

Our National Sales Directors are currently working on the category placement of our products with specific regard to shelf space. We will work closely with our broker to gain maximum exposure of our products in the retail marketplace, concentrating on both regular and specialty markets.

Using the www.amishco-op.com website and assets it purchased from Amish Co-op, Inc. pursuant to the Asset Purchase Agreement described in “Certain Relationships and Related Transactions,” below, Amish Natural Sub, Inc., our wholly-owned subsidiary, sells all-natural gourmet foods and other items, while placing an emphasis on products made by Amish families or in the Amish tradition.

Manufacturing Process

We believe our pasta manufacturing process is one of the more important differences between our products and those of our competitors. Our products are manufactured using a “homemade” method of mixing, sheeting, rolling, and cutting each strand of pasta. We have been able to use this same method to produce large quantities with the design and set-up of our production line. This process is called “lamination.” After the pasta product is cut, we use a drying system that allows our pasta to dry so that the result leaves the end-product with the right amount of moisture content once the process is completed. Ingredients are carefully measured to ensure that each pasta product is made using the ingredients in the correct proportions. Production techniques and equipment of Prima Pasta, one of the two companies acquired in October 2007, were similar to those of Amish Naturals, and we are utilizing Prima Pasta’s equipment to expand our Amish Naturals cuts of pasta to include the ‘birds nest cut’ for spaghetti and also for our natural flavors of Spinach, Tomato Basil, Garlic Parsley, Whole Wheat, Plain and High Fiber.  Organic wheat will be used in all Amish Natural products.

All of our ingredients are carefully selected from suppliers that are able to demonstrate the ability to produce the quality of products that we require. All of our flours are 100% organic and packaged to our requirements. The other added ingredients are also obtained from suppliers that can demonstrate that their products are kosher and, when required, organic. We do not expect material shortages or delays in the manufacture of our products. However, our products are subject to inherent risks in agriculture. We believe that there are numerous companies that could deliver the ingredients for our products under our quality specifications without a substantial increase in cost or delay in delivery. We intend to monitor our supply closely at all times to ensure the best possible ingredients and availability.

Competition

The specialty foods industry is highly competitive. Customer choices among pasta products include fresh pasta, refrigerated pasta, mass-produced dried pasta, and specialty produced dried pasta, such as our pastas. Our products compete with those of many large companies that make mass-produced pasta products, as well as smaller companies that focus on “premium” pasta and sauces. Almost all of the companies that compete in the mass-produced pasta category are larger than us and have significantly greater resources than us.

Because we have positioned our products as organic, all-natural, kosher, gourmet pastas, we believe that we do not compete directly with the mass-produced pasta companies. We are positioning ourselves as a natural alternative to these processed brands. We compete with other national and regional branded products based on our quality and organic, all-natural, and kosher ingredients. In the organic, all-natural foods market, we compete with several brands that are produced by companies that are larger than us.

The principal methods of competition in the pasta market include product quality and taste, brand advertising, and packaging. We believe we compete favorably with respect to those factors, although there can be no assurance that we will be able to continue to do so. Our ability to compete successfully in the future will depend on factors both within and outside our control, including general market conditions and our ability to respond to changing market conditions and the activities of our competitors, to control costs, to introduce successful new products, and to grow our customer base. We can give no assurance that we will be able to compete successfully with respect to these factors in the future or that present or future competitors will not successfully compete with us in the future.

Intellectual Property

We have the following trademarks pending registration in the United States Patent and Trademark Office: “Amish Naturals”, “Amish Organics”, “Amish Naturals Heritage Line” and “A Taste of Pennsylvania”.  In connection with our acquisition of the business and substantially all of the assets of Amish Co-op, Inc., we also acquired its trademarks “Amish Pasta”, which is pending registration, and “Naturally Amish Foods”, which has been registered.  We use appropriate copyright notices with our packaging and promotional materials. All of our employees have entered into confidentiality agreements with us, pursuant to which they have agreed to keep confidential and not use our trade secrets, including our processes, formulae, ingredients and recipes, except to our benefit. We do not have any patents. Because our manufacturing processes and recipes are not protected by patents or by registered copyrights, our competitors may be able to use our processes and recipes to compete against us notwithstanding our protection efforts. We believe that we are not infringing on the intellectual property rights of any third party, and we intend to take all necessary and appropriate action to protect against dilution or imitation of our products, packaging, and promotional materials and to defend our trademarks, copyrights, and trade secrets against such infringement.

Regulation

We and our distributors are subject to extensive regulation by federal, state and local authorities that affects our business. All of our pasta products and packaging materials are subject to regulations administered by the Food and Drug Administration (FDA) and the U.S. Department of Agriculture (USDA). Under the Federal Food, Drug and Cosmetic Act of 1938, as amended, the FDA prescribes the requirements and establishes the standards for quality, purity and labeling. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes safety standards for food processing, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for certain foods, and establishes labeling standards and nutrition labeling requirements for food products. Among other requirements, the FDA must approve our products, including a review of the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. We are also subject to USDA regulations for the manufacturing and sale of organic products requiring detailed inspection of our facilities, labeling, use of organic certified ingredients and handling procedures.

The Federal Trade Commission (FTC) regulates the advertising of our products and business. In addition, various states regulate our business by enforcing federal and state standards of identity for selected food products, grading food products, inspecting our manufacturing facilities, and, in a few instances, imposing their own labeling requirements on food products. Some food commodities are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

We and our distributors are also subject to various federal, state, and local laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as Superfund. Superfund imposes joint and several liability on parties that arrange for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment.

New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations, and financial condition. We have not experienced any regulatory problems in the past and have not been subject to any fines or penalties.

Independent Certifications

We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The California Certified Organic Farmers has certified our products as organic under the guidelines established by the USDA. Triangle K and Associates, Inc., a national kosher supervision organization, has certified our products as kosher.

Employees

As of December 13, 2007, we had 35 employees, all of whom were full-time employees. We believe the relationship we have with our employees is good.

Item 2.  Description of Property.

We lease four properties in Holmesville, Ohio, consisting of a processing facility and office and warehouse space. Our 16,000 square foot space is subject to a lease agreement that expires on February 27, 2011. Our 35,000 square foot space is subject to a one-year lease that commenced on January 1, 2007. Our 17,000 square foot space is subject to a one-year lease that commenced on March 1, 2007. We have five-year options to extend the terms of each of those leases on their current terms, subject to cost-of-living increases in the rental payments. Pursuant to the Asset Purchase Agreement with Amish Co-op, Inc., we assumed a lease that expires on September 15, 2007, for a 5,120 square foot building.

We also have a right of first refusal to purchase an additional seven acres of land adjacent to the property on which our 16,000 square foot space is located. The purchase option price is $250,000 and the right remains in effect so long as we continue to occupy our 16,000 square foot space.

We own a 3,000 square foot manufacturing facility in Benton, Ohio, which we acquired in October 2007 in connection with the acquisition of the assets of the 30 year-old Schlabach Amish Wholesale Bakery. We intend to use this facility to manufacture our granola cereal and granola nutrition bars.

In October 2007, we acquired the assets of Prima Pasta, Inc., a Los Angeles California based corporation for $450,000. We are currently negotiating a new lease for the Los Angeles manufacturing facility, the current lease for which expires on December 31, 2007, and intend to operate the facility as a distribution facility for the West Coast Region.

We believe that our current space is adequate for our current business operations.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information

Our common shares are not listed on any stock exchange, but are quoted and traded on the OTC Bulletin Board under the symbol “AMNT.” Until October 27, 2006, our common shares were quoted on the OTC Bulletin Board under the symbol “FIII” and had not been traded.  The prices set forth below reflect the range of high and low bid quotations per share for our common shares in the designated quarters as reported by the OTCBB.

	Bid Quotations
	High	Low
Fiscal Year 2007:
Quarter Ended December 31, 2006 (October 2 through October 24)	$0.15	$0.05
Quarter Ended December 31, 2006 (October 27 through December 29)*	$2.09	$0.975
Quarter Ended March 31, 2007	$3.89	$1.86
Quarter Ended June 30, 2007	$2.23	$1.32
Quarter Ended September 30, 2007	$2.43	$1.60

* After a 2.8 for 1 split

(b) Stockholders of Record

The approximate number of stockholders of record at December 12, 2007 was 55. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) Cash Dividends

We have not declared or paid any dividends on our common stock since inception, and we do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our Board of Directors and will be dependent upon our fiscal condition, results of operations, capital requirements, and other factors our Board of Directors may deem relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	2,985,000	$1.12	5,015,000
Total	2,985,000	$1.12	5,015,000

The 2006 Amish Naturals, Inc. Incentive Stock Option Plan has not been approved by security holders.  This Plan was adopted by the Board in October 2006.  There are 8,000,000 shares authorized under this Plan. The options have a five-year term with vesting ratably over a five-year period.  Executive Officers and Directors are eligible participants under this Plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See “Forward Looking Statements” elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview of Amish Naturals

Amish Naturals, Inc. is a start-up, development-stage company and although we have made the first sales of our products, we have not yet generated or realized any significant revenues from our business operations. During the period from January 1, 2006 (commencement of operations) to September 30, 2007, Amish Naturals raised capital in the form of short-term notes payable, the sale of shares of our common stock, the exercise of warrants to purchase shares of our common stock, and through the issuance of long term convertible debt. The proceeds of the notes payable were used to acquire a production facility site and the equipment management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. The proceeds for the exercise of warrants were used for working capital. The proceeds from the long term convertible debt were used to retire short term debt and will be used for working capital, expansion of distribution and production facilities and product development. Management’s plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

On October 27, 2006 we completed a merger with FII, Inc. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a “reverse merger” and the financial statements are those of the former private company. In connection with the merger, we raised $2,628,022 through the sale of 2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase ½ share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants have any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII. During the year ended September 30, 2007 all of the warrants were exercised with net proceeds of $1,301,814. In February 2007, we raised $1,395,965 through the sale of 664,745 shares of our common stock and obtained $300,000 from a short-term note payable. In July and August 2007 we obtained an additional $600,000 from short term notes payable. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. The $900,000 of short term notes payable were repaid with a portion of the proceeds of the convertible note payable.

In March 2007, we commenced producing product for sale. During the year ended September 30, 2007, we shipped products with total gross sales price of $134,688, and at September 30, 2007 we had inventories of finished goods and raw materials with total cost of $449,702.

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

Results of Operations for the year ended September 30, 2007, and for the Period from January 1, 2006 (commencement of operations) to September 30, 2007

During the year ended September 30, 2007, and for the period from commencement of operations to September 30, 2007, we had a loss of $4,151,041, and $4,552,083, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations once they commence, initial sales and marketing activities and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006. During the period from January 1, 2006 (commencement of operations) to September 30, 2007, our operations were limited to the acquisition and installation of certain of our equipment and introducing our products to distributors and retail organizations.

We commenced commercial production in March 2007 and had our initial sales in May 2007. Since we commenced production, many of the expenditures recorded as product development costs through February 2007 are now recorded as inventory and eventually will be recorded as cost of sales. We continue to incur product development costs as we expand our product lines.

During the year ended September 30, 2007 our Board of Directors authorized the grant of options to purchase 2,985,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options ranged from $1.00 per share to $3.09 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $1,791,020. We are amortizing this amount over the vesting period of each option. We charged $622,777 to expense during the year ended September 30, 2007 related to these options.

Professional fees during fiscal 2007 included legal fees of $411,039.  These fees related to our reverse merger with FII and our regulatory filing requirements.

Our general and administrative costs of $1,927,521 include the salaries of our administrative staff and the costs associated with executing our business plan.

In October 2007 we acquired substantially all of the assets of two entities; Prima Pasta, Inc. and Schlabach Amish Wholesale Bakery, LLC.  The combined purchase prices of the assets of the two entities was $750,000 and consisted of cash and the repayment of an existing note receivable.  The assets acquired consisted of inventory, equipment, customer lists, trade names and other intellectual properties.

We will allocate the purchase price of the assets acquired as follows:

Land and Building	$50,000
Accounts receivable	25,000
Inventory	50,000
Equipment	350,000
Intangible assets	275,000
Total	$750,000

The combined revenue of the two entities approximately $350,000 during their last fiscal years and each recorded a small profit or loss.

The acquisition of Prima Pasta, Inc. provides us with additional equipment and a second brand name that has shelf space and existing customers.  We believe that the additional brand will enhance its market presence and the equipment will provide additional productive capacity.

The acquisition of Schlabach Amish Wholesale Bakery, LLC provides us with a complementary line of products.

Liquidity and Capital Resources

At September 30, 2007, our total assets were $7,022,468, which included cash balances of $3,770,542. We invested $2,708,982 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $1,630,143, which is net of discount on our convertible note payable of $4,602,359.  Our working capital was $4,166,063 at September 30, 2007.

In February 2007, we sold 664,745 shares of our common stock in a private offering to 26 accredited investors. The net proceeds of this offering were $1,395,965. Also in February 2007, warrants to purchase 500,000 shares of our common stock were exercised. The proceeds from this exercise were $450,000. In June 2007, warrants to purchase 561,111 shares of our common stock were exercised. The proceeds of this exercise were $504,880. In July 2007 we obtained a short term loan of $100,000 and in August 2007 we obtained a short term loan of $500,000. In September 2007, we obtained funding in the form of long term convertible debt payable in the amount of $6 million.

Despite our negative cash flows from operations of $3,819,077 and $4,020,197 for the year ended September 30, 2007 and the period from January 1, 2006 (commencement of operations) to September 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. We received approximately $5,470,000 of net proceeds of which $900,000 was used to repay debt. The balance of the net proceeds will be used for distribution and production facilities expansion, product development and working capital. Management’s plan includes the continued development and implementation of our business plan.

As of the date of this report, we have begun to generate revenues from our business operations.  However, revenues that we are realizing are not sufficient to sustain our operations.

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

Since inception, we have funded our operations from the proceeds of short-term borrowings, some of which were repaid in October 2006 from the proceeds of private placements of common stock, and of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us or on a timely basis, we may be unable to continue with our business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at September 30, 2007.

Item 7.  Financial Statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

Report of Independent Registered Public Accounting Firm:	14

Financial Statements of Amish Pasta Company, Inc.

Balance Sheet, September 30, 2007	15

Statement of Operations for the Year Ended September 30, 2007, for the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006 and for the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007	16

Statement of Shareholders' Equity for the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007	17

Statement of Cash Flows for the Year Ended September 30, 2007, for the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006 and for the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007	18

Notes to the Financial Statements	20

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Amish Naturals, Inc.

We have audited the accompanying consolidated balance sheet of Amish Naturals, Inc. (formerly Amish Pasta Company, Inc.) (a Company in the Development Stage) as of September 30, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended September 30, 2007 and for the period from January 1, 2006 (commencement of operations) to September 30, 2006 and the period from January 1, 2006 (commencement of operations) to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amish Pasta Company, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007 and for the period from January 1, 2006 (commencement of operations) to September 30, 2006 and the period from January 1, 2006 (commencement of operations) to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed and consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered losses since inception, has negative cash flows from operations and must continue to obtain operating capital through private debt sources to meet its obligations and sustain its operations, has negative working capital, and has not as of yet completely implemented its business plan, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
December 15, 2007

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Balance Sheet

As of September 30, 2007

ASSETS
Current assets:
Cash	$3,770,542
Accounts receivable-trade	76,077
Inventories	449,702
Prepaid insurance	50
Total current assets	4,296,371

Property and equipment, net of accumulated depreciation of $108,023	2,600,959
Note receivable	100,000
Intangible asset	25,000
Deposits	138
Total assets	$7,022,468

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$24,814
Accrued expenses	84,182
Capital lease obligations - current portion	8,177
Note payable - current portion	13,135
Total current liabilities	130,308

Convertible note payable, net of discount of $4,602,359	1,428,474
Capital lease obligations	35,522
Note payable	35,839
Total liabilities	1,630,143

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred , $0.001 par value, 20,000,000 shares authorized, none issued	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 44,129,995 shares issued and outstanding	44,130
Additional paid-in capital	9,900,278
Deficit accumulated during the development stage	(4,552,083)
Total shareholders' equity	5,392,325
Total liabilities and shareholders' equity	$7,022,468

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Statement of Operations

For the Period from January 1, 2006 (Commencement of Operations)  to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

	For the Year Ended September 30, 2007	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2006	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2007
Gross sales	$134,688	-	$134,688
Less: returns and allowances	(27,483)	-	(27,483)
Net sales	107,205	-	107,205
Cost of sales	(329,695)	-	(329,695)
Gross profit	(222,490)	-	(222,490)

Operating expenses:
Marketing	516,525	$175,214	691,739
General and administrative	1,927,521	92,703	2,020,224
Product development	132,483	84,623	217,106
Professional fees	547,829	22,217	570,046
Stock-based charges	622,777	-	622,777
Total operating expenses	3,747,135	374,757	4,121,892

Operating loss	(3,969,625)	(374,757)	(4,344,382)

Other income (expense):
Interest income	15,383	3,550	18,933
Interest expense	(196,799)	(29,835)	(226,634)
Total other income (expense)	(181,416)	(26,285)	(207,701)
Net loss	$(4,151,041)	$(401,042)	$(4,552,083)
Net loss per common share - basic and diluted	$(0.10)	$(0.02)	$(0.13)
Weighted average number of shares outstanding - basic and diluted	41,704,340	25,000,000	34,545,337

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Equity

For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

						Deficit
						Accumulated
					Additional	In The
	Convertible Preferred Stock		Common Stock		Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at January 1, 2006 (commencement of operations)	-	-	-	-	-	-	-
Founders shares issued for cash ($0.0001 per share)	-	-	25,000,000	$25,000	$(23,900)	-	$1,100
Net loss	-	-	-	-	-	$(401,042)	(401,042)

Balance, September 30, 2006	-	-	25,000,000	25,000	(23,900)	(401,042)	(399,942)
Shares issued in reverse merger	-	-	25,200,250	25,200	(25,200)	-	-
Redemption of shares	-	-	(11,200,000)	(11,200)	(223,800)	-	(235,000)
Sale of shares and warrants for cash at $0.90 per unit	-	-	2,900,000	2,900	2,625,122	-	2,628,022
Exercise of warrants at $0.90 per share	-	-	1,450,000	1,450	1,300,364	-	1,301,814
Sale of shares for cash at $2.10 per share	-	-	664,745	665	1,395,300	-	1,395,965
Amortization of value of stock options granted	-	-	-	-	622,777	-	622,777
Value of warrants and imbedded conversion feature of debt financing	-	-	-	-	4,159,178	-	4,159,178
Shares issued in acquisition of subsidiary at $0.27 per share	-	-	75,000	75	20,189	-	20,264
Shares issued in debt financing transaction	-	-	40,000	40	50,248	-	50,288
Net loss	-	-	-	-	-	(4,151,041)	(4,151,041)

Balance, September 30, 2007	-	$-	44,129,995	$44,130	$9,900,278	$(4,552,083)	$5,392,325

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Statement of Cash Flows

For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

	For the Year Ended September 30, 2007	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2006	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2007
Cash flows used in operating activities:
Net loss	$(4,151,041)	$(401,042)	$(4,552,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,023	-	108,023
Stock-based compensation	622,777	-	622,777
Interest paid in stock	80,123	-	80,123
Accretion of debt discount	86,819	-	86,819
Accrued interest	30,833	-	30,833
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable-trade	(76,077)	-	(76,077)
Inventory	(429,438)	-	(429,438)
Other assets	(50)	(120)	(170)
Increase (decrease) in:
Accounts payable - trade	(75,766)	100,580	24,814
Accrued liabilities	54,347	29,835	84,182
Accrued payroll taxes	(9,101)	9,101	-
Advances from related party	(60,526)	60,526	-
Net cash used in operating activities	(3,819,077)	(201,120)	(4,020,197)

Cash flows used in investing activities:
Acquisition of equipment	(1,302,657)	(1,313,652)	(2,616,309)
Deposits	(18)	-	(18)
Acquisition of intangible asset	(25,000)	-	(25,000)
Note receivable converted into acquisition	(100,000)	-	(100,000)
Net cash used in investing activities	(1,427,675)	(1,313,652)	(2,741,327)

Cash flows provided by financing activities:
Proceeds from the sale of shares and exercise of warrants	5,295,966	1,100	5,297,066
Redemption of shares	(235,000)	-	(235,000)
Repayment of loans	(1,799,930)	-	(1,799,930)
Proceeds from loans	5,570,000	1,699,930	7,269,930
Net cash provided by financing activities	8,831,036	1,701,030	10,532,066

Net increase in cash	3,584,284	186,258	3,770,542
Cash - beginning of period	186,258	-	-
Cash - end of period	$3,770,542	$186,258	$3,770,542

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Statement of Cash Flows

For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

Supplemental Disclosure of Cash Flow Information

	For the Year Ended September 30, 2007	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2006	For the Period From January 1, 2006 (Commencement of Operations) to September 30, 2007

Interest paid	$-	-	-
Income taxes paid	$-	-	-

Schedule of Noncash Investing and Financing Activities

Acquisition of equipment for note payable	$47,001	-	$47,001
Acquisition of equipment under capital lease	$47,895	-	$47,895
Inventory acquired in a related party acquisition for shares valued at $0.27 per share	$20,264	-	$20,264

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

1.	Description of Business

Amish Naturals, Inc., formerly Amish Pasta Company, Inc., (the “Company”) was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006.  The Company has been in the development stage since commencing operations. As the Company had no activities prior to January 1, 2006, the financial statements for 2006 are for the nine month period after the commencement of its operations.

On October 27, 2006, the Company entered into a merger agreement with FII International, Inc. (“FII”).  The shareholders of the Company received 25,000,000 shares of FII common stock, which represented the majority of the outstanding shares after the merger.  Therefore, the merger is treated as a “reverse merger” and the previously outstanding shares of FII are treated as an equity transaction by the Company.  At the merger, the Company redeemed and retired 11,200,000 shares of FII common stock from the prior majority shareholder for cash of $235,000.  In addition, on that date the Company sold 2,900,000 shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per share (the "units").  The unit price was $0.90 per unit, for total proceeds of $2,628,022.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Amish Naturals, Inc. and its wholly owned subsidiary. All significant transactions among the consolidated entities have been eliminated upon consolidation.

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Fiscal year 2007 was a 53-week year.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

2.	Summary of Significant Accounting Policies, Continued

Development Stage Operations

The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage  Enterprises.  Its operations have been limited to marketing and general administrativeactivities, the acquisition of plant and equipment, and a limited amount of product development and limited sales.  It has incurred losses of $4,151,041 and $4,552,083 for the year ended September 30, 2007 and for the period from January 1, 2006 (commencement of operations) to September 30, 2007, respectively. The Company's ability to continue as a going concern is dependent on its ability to obtain additional operating capital through private equity and debt sources to fund future operations and ultimately to attain profitable operations (Note 7 - Financial Results, Liquidity and Management's Plan).

Use of Estimates

Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the determination of the useful lives of property and equipment, the valuation of the discount on the convertible note payable and the determination of the valuation reserve of the United States income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

2.	Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

At September 30, 2007, the Company’s financial instruments are cash and cash equivalents, accounts receivable-trade, note receivable, accounts payable-trade, accrued liabilities, notes payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2007, the Company's cash and cash equivalents were deposited primarily in one financial institution.

At September 30, 2007, the Company had $3,670,542 on deposit that exceeded the United States (FDIC) federally insurance limit.

Inventories

The Company uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories. Transportation costs are charged to cost of sales when incurred.

Identifiable Intangible Assets

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the intangible asset is written down to its fair value. Intangible assets at September 30, 2007 consist of acquired recipes and trade names acquired in September 2007.  Amortization expense of $2,500 per year will be recorded over the estimated life of ten years and will commence in October 2007.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

2.	Summary of Significant Accounting Policies, Continued

Identifiable Intangible Assets, Continued

Future amortization of intangible assets is as follows for the years ending September 30:

2008	2,500
2009	2,500
2010	2,500
2011	2,500
2012 and beyond	15,000

Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition and Accounts Receivable-Trade

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products.  Collectibility is estimated considering the credit conditions of its customers and the payment history of each customer.  Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts.  No allowance for doubtful accounts was considered necessary at September 30, 2007.

Marketing Costs

The Company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The Company recognizes the cost for each of these types of marketing activities as a reduction of net sales or as selling, general and administrative expense in accordance with generally accepted accounting principles.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the Company's accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Vehicles	3 years
Office equipment	3 to 5 years
Machinery and equipment	5 to 15 years
Buildings and improvements	20 years

Property and equipment were placed in service on March 1, 2007, and therefore began recording depreciation on that date.

Share Based Payment

The Company accounts for employee stock-based payments using the fair value method provided in Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.  The fair value of options granted will be recognized as compensation expense over the vesting period of the options.

The Company accounts for non-employee stock-based payments using the fair value method provided by SFAS No. 123R. When stock options are granted to non-employees, the Company will estimate the fair value of the award and recognize related expenses over the performance period as prescribed by EITF 96-18: Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. No share based payments have been granted at September 30, 2007.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company had outstanding stock options that can be converted into 2,985,000 shares of common stock, warrants to purchase 6,389,322 shares of common stock, and a note payable that can be converted into 3,194,718 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

Income Tax

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.

Deferred tax assets are reduced by a valuation allowance when in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years.

The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Advertising Costs

Advertising costs will be expensed when they are incurred.  Advertising expense totaled $4,136 for the fiscal year ended September 30, 2007.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

2.	Summary of Significant Accounting Policies, Continued

Product Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients considered as recipe development, taste and market testing. The costs of these activities are expensed as incurred.

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

Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss in the period from January 1, 2006 (commencement of operations) to September 30, 2007. Therefore, net loss as presented in the Company’s Statement of Operations equals the comprehensive loss.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008 (Note 10). The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. The Company adopted SAB 108 effective as of January 1, 2007. The adoption of SAB 108 did not impact the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Under SFAS 141R, the acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including: Noncontrolling interests (formerly known as "minority interests" -- see SFAS 160 discussion below) are valued at fair value as of the acquisition date; Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

3.	Inventories

The inventories as of September 30, 2007 are as follows:

Raw materials and packaging	$195,675
Finished goods	251,844
Supplies and other	2,183
Total	$449,702

4.	Property and Equipment

The following is a summary of property and equipment, at cost as of September 30, 2007:

Buildings and improvements	$898,174
Plant equipment	1,649,273
Office equipment	66,639
Assets under capital lease	94,896
Total property and equipment	2,708,982
Less: accumulated depreciation	(108,023)
Property and equipment, net	$2,600,959

Property and equipment was placed in service during March 2007.  Depreciation expense for the year ended September 31, 2007 was $108,023. Depreciation expense in the period from January 1, 2006 (commencement of operations) to September 30, 2007 was also $108,023.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

5.	Long Term Debt

Convertible Note Payable

In September 2007, the Company entered into a convertible note payable with principal balance of $6 million.  The note bears interest at 9.25% per annum and is due September 10, 2010.  Interest is payable in arears quarterly in shares of the company's common stock with the first interest date being October 1, 2007.  The note is convertible into 3,194,718 shares of the Company’s common stock at any time.  As part of the transaction, the Company issued warrants to purchase an aggregate of 6,389,322 shares of the Company’s common stock at exercise prices ranging from $1.88 to $3.00 per share.  The warrants may be exercised at any time and expire on September 10, 2014.  The exercise price of the warrants may be reduced if the Company does not achieve certain financial objectives in the future. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid.  The Company may repay without penalty up to one third of the principal balance of the note on each anniversary date. In addition, the Company is required to file a Registration Statement with the Securities and Exchange Commission to register the shares to be issued upon conversion of the note and exercise of the warrants. If the registration statement is not effective within 140 days of the filing date, the Company will be subject to a fee of $120,000 for each 30-day period the effective date of the registration statement exceeds the 140-day period.  The registration statement was filed on October 10, 2007.  The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

The values of the imbedded conversion feature of the note and the warrants together with the costs associated with the loan have been recorded as a discount on the note and is being accreted as interest expense over the life of the note.

At September 30, 2007, the balances of the note and discount are:

Note payable		$6,000,000
Accrued interest		30,833
Note discount:
Imbedded conversion feature	$1,164,442
Warrants	2,994,736
Costs	530,000
Total	4,689,178
Accretion through September 30, 2007	86,819
Unaccreted balance		4,602,359
Balance, September 30, 2007		$1,428,474

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

5.	Long Term Debt, Continued

Note Payable

Note payable, with interest at 10.25% per annum, payable in monthly installments of $50 per month for the first six months and $1,599 per month for the following thirty-six months with the final payment due November 1, 2010, and collateralized by software	$48,974
Less: amount due within one year	13,135
Total note payable	$35,839

Capital Lease Obligations

Capital lease obligations, due in sixty monthly installments of $992 with the final payment due April 2012, and collateralized by equipment	$43,699
Less: amount due within one year	8,177
Total capital lease obligations	$35,522

Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending September 30:

		Capital
	Long-Term	Lease
	Debt	Obligations
2008	$13,135	$11,908
2009	16,251	11,908
2010	6,018,002	11,908
2011	1,585	11,908
2012 and thereafter	-	6,946
Total	$6,048,973	54,578
Less: amount representing interest on capital lease payments		(19,056)
Present value of minimum capital lease payments		$35,522

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

6.	Income Taxes

There is no current or deferred income tax provision due to the Company's losses and valuation allowance.

Significant components of the Company’s deferred tax assets are as follows at September 30, 2007:

Deferred tax assets:
Net operating loss carryforward	$1,547,707
Valuation allowance	(1,547,707)
Net deferred tax assets	$-

The Company, based upon its limited history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased to $1,411,353 and $1,547,707 during the year ended September 30, 2007 and period from January 1, 2006 (commencement of operations) to September 30, 2007.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

Tax benefit at U.S. statutory rate	(34.0)%
Change in valuation allowance	34.0%
Effective income tax rate	-%

The Company has federal net operating loss carryforwards of $4,552,083. The federal net operating loss carryforward will expire in 2026.  Due to the uncertainty of its realization on the loss carry-forward, a full valuation allowance has been provided for the deferred tax assets.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

7.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations

Financial Results, Liquidity and Management's Plan

At September 30, 2007, the Company has incurred losses for the year ended September 30, 2007, and for the period from January 1, 2006 (commencement of operations) to September 30, 2007 of $4,151,041.  Despite its negative cash flows from operations of $3,819,077 and $4,020,197 for the year ended September 30, 2007 and for the period from January 1, 2006 (commencement of operations) to September 30, 2007, respectively, the Company has been able to obtain operating capital through private equity and debt funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

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

Operating Leases

The Company leases the property on which its facilities are located.  The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter.  The Company has the option to purchase the property for $280,000.  The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006.  Future minimum lease payments are as follows at September 30, 2007:

2008	$16,200
2009	16,200
2010	16,200
2011	5,400
2012 and after	-
Total minimum lease payments	$54,000

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

7.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

Concentration of Suppliers

The Company purchases its raw materials from producers of organic produce and grains.  There is a regionally limited supply of these products.  If the Company is unable to obtain these products from the supplier, the Company believes that the impact on its financial statements from such an uncertainty could be substantial.

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

8.	Equity Transactions

Common Stock

Stock Split

In October 2006 the Company forward split its common stock 2.8 for 1, resulting in 25 million shares of common stock outstanding at the time.  At the same time, the Company changed the par value of its common stock to $0.001 per share.  All per share amounts reflect this forward split as if it had occurred at January 1, 2006.

Reverse Merger

In connection with the reverse merger with FII in October 2006, the Company issued 25,200,250 and redeemed 11,200,000 shares of its common stock from a former officer for a payment of $235,000.

Sale of Common Stock

In October 2006, the Company sold 2.9 million shares of its common stock and warrants to purchase 1,450,000 shares of its common stock at $0.90 per unit for total proceeds of $2,628,022.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

8.	Equity Transactions, Continued

Common Stock, Continued

Sale of Common Stock, Continued

In February 2007, the Company sold in a private placement 664,745 shares of its common stock for cash at $2.10 per share to 26 investors.  The net proceeds of this placement were $1,395,965.

Options Activity

A summary of the option activity as of September 30, 2007, and changes during the year  then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	-	-	-	-
Granted	2,995,000	$1.12	2.25	$3,358,000
Exercised	-	-	-	-
Forfeited	(10,000)	$2.70	-	(26,950)
Expired	-	-	-	-
Outstanding at September 30, 2007	2,985,000	$1.12	2.25	$3,331,050
Exercisable at September 30, 2007	725,000	$1.00	2.20	$725,000

The Company recognizes compensation expense using the straight-line method over the requisite service period.

At September 30, 2007, the Company had $1,174,243 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 27 months.

Exercise of Warrants

In December 2006, the Company issued 388,889 shares of its common stock upon exercise of warrants at a price of $0.90 per share.  The net proceeds of this exercise were $350,000.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

8.	Equity Transactions, Continued

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

		Weighted
		Average
	Number of	Warrants
	Warrants	Price
Outstanding, beginning of period	-	-
Issued	7,839,322	$1.88
Exercised	1,450,000	0.90
Outstanding, September 30, 2007	6,389,322	$2.10
Exercisable, September 30, 2007	6,389,322	$2.10

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options, warrants and the conversion of the note payable as follows:

Options	2,985,000
Warrants	6,389,322
Conversion feature	3,194,718
Reserved shares at September 30, 2007	12,569,040

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

9.	Share Based Payment

On October 27, 2006 and March 27, 2007, the Company granted options to purchase 2,680,000 shares and 145,000 shares, respectively, of its common stock to officers, directors, employees and consultants. The exercise price of these options is $1.00 per share and $2.30 per share, respectively, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant. Options to purchase 200,000 shares were exercisable at September 30, 2007.

The weighted average estimated fair value of the stock options granted for the year ended September 30, 2007, for the period from January 1, 2006 (commencement of operations) to September 30, 2006 and for the period from January 1, 2006 (commencement of operations) to September 30, 2007 were $2,043,420, $0, and $2,043,420, respectively. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the year ended September 30, 2007, the period from January 1 (commencement of operations) through September 30, 2006 and for the period from January 1, 2006 (commencement of operations) to September 30, 2007 were as follows:

		For the	For the
		Period From	Period From
		January 1, 2006	January 1, 2006
	For the	(Commencement of	(Commencement of
	Year Ended	Operations) to	Operations) to
	September 30, 2007	September 30, 2006	September 30, 2007
Risk-free interest rate	4.23% to 4.35%	4.23% to 4.35%	4.23% to 4.35%
Expected volatility of common stock	68% to 98%	68% to 98%	68% to 98%
Dividend yield	$0.00	$0.00	$0.00
Expected life of options	5 years	5 years	5 years
Weighted average fair market value of options granted	$0.65	$0.65	$0.65

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

10.	Related Party Transactions

Advance Payable - Related Party

The Company’s Chief Executive Officer, who is the majority shareholder, paid certain expenses on behalf of the Company.  These amounts did not bear interest and were repaid in September 2007.  The expenses paid by the related party consisted of the following items:

Marketing plan	$53,500
Rent	5,150
Equipment	1,360
Travel expenses	516
Total	$60,526

In addition, an entity owned by the Company's Chief Executive Officer's relative made deposits on equipment for the benefit of the Company.  These deposits totaled $90,000 and were repaid without interest.

Amish Co-op

On April 2, 2007, the Company acquired an entity owned by a member of the immediate family of the Company’s Chairman and Chief Executive Officer and another of the Company’s shareholders.  The Company issued 75,000 shares of its common stock with a fair value of $130,000 in this transaction.  The net assets of the acquired entity were recorded at their predecessor cost of $20,264.

11.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of September 30, 2007, all potentially dilutive common stock equivalents amounted to 12,569,040 shares.

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

11.	Earnings Per Share, Continued

The following table illustrates the computation of basic and diluted net loss per share:

	For the Year Ended September 30,	For the Period From January 1, 2006 (Commencement Of Operations) To September 30,
	2007	2006	2007
Numerator:
Net loss	$(4,151,038)	$(401,042)	$(4,552,083)
Denominator:
Denominator for basic and diluted net loss per share -weighted average number of common shares outstanding	41,704,340	10,416,667	34,545,337
Basic and diluted net loss per share	$(0.10)	$(0.04)	$(0.13)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the Year Ended September 30,	For the Period From January 1, 2006 (Commencement Of Operations) To September 30,
	2007	2006	2007
Options to purchase shares of common stock	2,985,000	-	2,985,000
Warrants to purchase shares of common stock	6,389,322	-	6,389,322
Convertible note payable	3,194,718	-	3,194,718
Total	$12,569,040	$-	$12,569,040

Amish Naturals, Inc. and Subsidiary
(Formerly Amish Pasta Company, Inc.)
(A Company in the Development Stage)

Consolidated Financial Statements

As of September 30, 2007,
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2006,
For the Year Ended September 30, 2007, and
For the Period from January 1, 2006 (Commencement of Operations) to September 30, 2007

12.	Subsequent Event

In October 2007, the Company acquired substantially all of the assets of two entities; Prima Pasta, Inc. and Schlabch Amish Wholesale Bakery, LLC.  The combined purchase prices of the assets of the two entities was $750,000 and consisted of cash and the repayment of an existing note receivable.  The assets acquired consisted of inventory, equipment, customer lists, trade names and other intellectual properties.

The Company will allocate the purchase price of the assets acquired as follows:

Land and building	$50,000
Inventory	50,000
Equipment	350,000
Intangible assets	300,000
Total	$750,000

The combined revenue of the two entities was approximately $350,000 during their last fiscal years and each recorded a small profit or loss.

The acquisition of Prima Pasta, Inc. provides the Company with additional equipment and a second brand name that has shelf space and existing customers.  The Company believes that the additional brand will enhance its market presence and the equipment will provide additional productive capacity.

The acquisition of Schlabch Amish Wholesale Bakery, LLC provides the Company with a complimentary line of products.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in our Form 8-K filed May 29, 2007, we dismissed Dale Matheson Carr-Hilton Labonte (“DMCHL”) as our principal accountant and engaged Kelly & Co. as our new principal accountant, effective November 13, 2006.  The change in our principal accountant was not the result of any disagreement with DMCHL.

Item 8A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their intended objective as stated above at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the date of this report:

Name	Age	Position

David C. Skinner, Sr.	65	President, Chief Executive Officer and Director
Troy Treangen	30	Chief Operating Officer
Dale P. Paisley	66	Chief Financial Officer
Martin Silver	67	Chairman of the Board
Alexander Ngan	56	Director
Kenneth Troyer	46	Director
Carlo Varesco	75	Director

David C. Skinner, Sr., has served as our President and Chief Executive Officer since the merger that resulted in our company on October 30, 2006. Mr. Skinner was appointed as one of our directors effective November 9, 2006, in connection with the merger. He co-founded Amish Pasta Company in September 2005 and served as its President and a director until the merger that resulted in our company on October 30, 2006. From June 1999 to September 2005, Mr. Skinner served as co-owner with his wife of their family business, Chadi Farms, a full-service equestrian facility and vacation resort with an Amish country store.

Troy Treangen was appointed as our Executive Vice President and Chief Operating Officer on May 7, 2007. Since January 2007, he had been our Vice President for Technical Services. From March 2005 to December 2006, Mr. Treangen served as Director of Sales Technology and Reporting for ConAgra Foods at its headquarters in Omaha, Nebraska, and from May 2004 to March 2005, he served as its Manager of Sales Technology and Reporting. From November 2002 to May 2004, Mr. Treangen was employed as an I.T. Manager for ConAgra Refrigerated Food Group, a subsidiary of ConAgra Foods in its Downers Grove, Illinois, facility, and from November 2001 to November 2002, he served as its Sales Operations Manager.

Dale Paisley has served as our Chief Financial Officer since the merger that resulted in our company on October 30, 2006. Mr. Paisley has been a financial and accounting consultant primarily to small public companies since 2000. He assists his clients with regulatory reporting with the SEC and state regulators and has served as temporary chief financial officer and chief executive officer of several public and private companies. Currently, Mr. Paisley serves as a director and Chairman of the Audit Committee of BPO Management Services, Inc., a position that he has held since December 2006. From October 2002 until December 2003, he served as president of SoCal Waste Group, Inc., and from February 2003 until December 2003, he served as chief executive officer and chief financial officer of USA Biomass Corporation. Prior to that time, Mr. Paisley was a partner in the international accounting firm of Coopers & Lybrand (now PricewaterhouseCoopers).

Martin Silver was appointed as the Chairman of our Board of Directors effective November 9, 2006, in connection with the October 30, 2006, merger that resulted in our company. Now retired, Mr. Silver served most recently as Executive Vice President and General Manager of the Hebrew National Division of ConAgra Foods, Inc., a position he held from November 2000 until his retirement in December 2005.

Alexander Ngan has served as one of our directors since September 29, 2006. Mr. Ngan also, served as our President from September 29, 2006, until the merger that resulted in our company on October 30, 2006. He has served as a director of Singamas Container Holdings, Ltd., the world’s second largest manufacturer of containers, since July 2003. From 2005 until January of 2007, Mr. Ngan served as a director for Clearant, Inc., a Los Angeles, California, enterprise that develops and markets pathogen inactivation technology to producers of biological products. From 1993 through May 2002, he was a partner at ChinaVest Limited, a private equity investment firm. From May 1998 to October 2001, Mr. Ngan served as President and CEO of OEM manufacturer Zindart Ltd.

Kenneth Troyer was appointed as one of our directors effective November 9, 2006, in connection with the October 30, 2006, merger that resulted in our company. Mr. Troyer has been the owner and operator of Spotted Acres, an Ohio horse breeding and equestrian facility, including horse sales, for the past 16 years. Since June 2004, he has also owned and operated KT Barns, which constructs farms and other buildings and equipment in central Ohio. From 1994 to June 2004, Mr. Troyer operated KT Horsetrack, a seller of horse equipment and supplies. He is a member of the old order Amish Community and strictly abides by their traditions.

Carlo Varesco was appointed as one of our directors effective November 9, 2006, in connection with the October 30, 2006, merger that resulted in our company. Since 1986, Mr. Varesco has been self-employed as a consultant to the pasta-making industry. He previously served as General Manager and Vice President of Golden Grain, a division of the Quaker Oats Company, a position he held from 1980 until 1986. Mr. Varesco first began working at Golden Grain in 1956.

All directors are elected to one-year terms.

There are no family relationships among our directors or among our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company directors, executive officers, and any person holding more than ten percent (“10% Holder”) of Amish Naturals, Inc. Common Stock, $0.001 par value per share, file with the SEC reports of ownership changes, and that such individuals furnish the Company with copies of the reports.

Based solely on our review of copies of Forms 3 and 4 and amendments thereto received by us during the fiscal year ended September 30, 2007 and Forms 5 and amendments thereto received by us with respect to the fiscal year and any written representations from certain reporting persons that no Form 5 is required, we believe that none of our executive officers, directors or 10% holders failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the fiscal year ended September 30, 2007 or prior fiscal years.

Code of Ethics

We have adopted a code of ethics entitled "Code of Conduct" that applies to our directors, officers and other employees and to the directors, officers and other employees of our subsidiaries.  The Code of Conduct is designed to deter wrongdoing and promote the behavior described in Item 406 of Regulation S-B promulgated by the SEC.  We will provide to any person without charge a copy of the Code of Conduct upon written request addressed to us at 8224 County Road 245, Holmesville, Ohio 44633, Attention: Secretary.

Audit Committee

The board of directors does not have a separately standing audit committee.  Instead, the entire board of directors acts as our audit committee.

Item 10.  Executive Compensation.

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than January 28, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of December 12, 2007, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. Except as noted below, the beneficial owners named in the table below have the following address: c/o Amish Naturals, Inc., 8224 County Road 245, Holmesville, Ohio 44633.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of November 2, 2007. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
David C. Skinner, Sr.	9,432,500	(2)	20.9%
Troy Treangen	28,065	(3)	*
Martin Silver	6,000,000	(4)	13.6%
Alexander Ngan	0		*
Carlo Varesco	100,000	(5)	*
Dale Paisley	150,000	(6)	*
Kenneth Troyer (7)	1,000,000		2.3%
Ronald Sparkman (8)	4,099,676		9.28%
Shlomie Stein	3,800,000	(9)	8.6%

* Less than 1%

(1)	Based on 44,179,995 common shares issued and outstanding as of December 12, 2007.

(2)
Includes 5,200,000 shares held jointly by David C. Skinner, Sr. and his wife, Kimberly Skinner; 2,200,000 shares held by the Kimberly Skinner and David C. Skinner, Sr. Family Trust, Kristine Coalson and Kimberly Skinner co-trustees; 1,000,000 total shares held by the children of David C. Skinner, Sr. and Kimberly Skinner, with 125,000 shares each in the name of Jolene Skinner Haney, Darlene Skinner Smith, David C. Skinner, Jr., Kristine Skinner Coalson, Sanna V. Skinner, Justin Husted, Brittany Stein, and Kimberly Husted Skinner in trust for Lauren Stein; 1,000,000 options to purchase an equivalent number of shares of our common stock and 32,500 shares held by his wife, Kimberly Skinner, as to which shares Mr. Skinner disclaims beneficial ownership

(3)	Includes 3,065 shares held by Mr. Treangen and 25,000 options to purchase an equivalent number of shares of our common stock, which options vested on June 11, 2007.

(4)	Held jointly by Martin Silver and his wife, Madeline Silver.

(5)	100,000 options to purchase an equivalent number of shares of our common stock, which options vested on April 27, 2007.

(6)	150,000 options to purchase an equivalent number of shares of our common stock.

(7)	Held on behalf of The Amish Community Trust.

(8)	Includes 4,097,846 shares held by Mr. Sparkman and 1,830 shares held by his wife, as to which shares Mr. Sparkman disclaims beneficial ownership.

(9)	Includes 1,900,000 shares held by his wife, Rachelle Stein, and 1,900,000 shares held by Regency Capital Management LLC, a company owned by him.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	2,985,000	$1.12	5,015,000
Total	2,985,000	$1.12	5,015,000

Item 12.  Certain Relationships and Related Transactions.

There are no material relationships between our company and the current directors and executive officers of our company (including related persons of such individuals), other than as described below.

Pursuant to an agreement with Amish Pasta Company in March 2006, Kenneth Troyer, a director, constructed various buildings on our property in Ohio, including a utility building and laboratory, as well as installed a production line and oversaw contractors. We paid Mr. Troyer $75,000 for this work.

Pursuant to the terms of an Asset Purchase Agreement entered into as of April 2, 2007 (as amended by the Addendum to Asset Purchase Agreement effective as of April 2, 2007), Amish Natural Sub, Inc., our wholly-owned subsidiary, purchased the business and substantially all of the assets of Amish Co-op, Inc., consisting of inventory, intellectual property, customer lists, and certain other assets of its internet business which sells all-natural gourmet foods and other items, placing an emphasis on products made by Amish families or in the Amish tradition. In addition to the issuance of 37,500 restricted shares of our common stock to each of the two stockholders of Amish Co-op, Inc. as the purchase price payable for such assets, Amish Natural Sub, Inc. will also assume a warehouse lease with an unrelated third-party landlord. We intend for our currently-existing employees to run this internet business. Amish Co-op, Inc. and its two stockholders, Kimberly Skinner and Ronald Sparkman, provided customary representations, warranties, covenants, and indemnification to Amish Natural Sub, Inc. and agreed not to compete with the business that we purchased until at least April 5, 2009. Kimberly Skinner is the President of Amish Co-op, Inc., and the wife of David C. Skinner, Sr., our CEO. Ronald Sparkman beneficially owns approximately 11.8% of our common stock and is a party to the Shareholders Agreement that is described in footnote 6 to the principal stockholders chart on page 25. Based upon the $1.85 per share closing price of our common stock on April 2, 2007, the shares had an aggregate value of $138,750. We accounted for the related party transaction by recording the predecessor cost of the assets of Amish Co-op, Inc., in accordance with U.S. GAAP in the amount of approximately $75,000.

We have a consulting agreement with DSC, Inc., a Nevada corporation, for the services of Dale Paisley as our Chief Financial Officer on a consulting basis. The term is from January 1, 2007, to December 31, 2007. Pursuant to the agreement, Mr. Paisley receives $10,000 per month as a consulting fee and shall receive an option to purchase 250,000 shares for issuance under a stock option plan that may be adopted by us for our consultants and approved by our Board of Directors in its sole and absolute discretion.

Martin Silver, Alexander Ngan and Carlo Varesco are “independent” directors under the listing standards of The Nasdaq Stock Market.  David Skinner and Kenneth Troyer are not “independent” under the listing standards of The Nasdaq Stock Market.

Item 13.  Exhibits.

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
10.1
Lease and Purchase Option Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated February 27, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.2
Assignment and Assumption of Lease and Purchase Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.3	Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)
10.4	Employment Agreement with Donald G. Alarie, dated as of October 27, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)
10.5	Consulting Agreement with DSC, Inc., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)
10.5a	Consulting Agreement with Dale Paisley, dated as of January 1, 2007 (incorporated by reference to Exhibit 10.5a of the Registrant’s Registration Statement on Form SB-2, filed April 30, 2007)
10.6	2006 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)

10.7	Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed October 31, 2006)
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

10.10	Employment Agreement with Troy Treangen, dated December 11, 2006 (incorporated by reference to Exhibit 10.10 of the Registrant’s Amended Registration Statement on Form SB-2/A, filed June 6, 2007)
10.11*	Termination Agreement dated October 5, 2007 between Amish Naturals, Inc. and Donald Alarie
14.1*	Code of Ethics
16.1	Letter of Former Accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed May 29, 2007)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than January 28, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMISH NATURALS, INC.

By:	/s/ David C. Skinner, Sr.
Name:	David C. Skinner, Sr.
Title:	President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Skinner, Sr. David C. Skinner, Sr.	President, Chief Executive Officer, and Director (principal executive officer)	December 14, 2007

/s/ Dale P. Paisley Dale P. Paisley	Chief Financial Officer (principal financial officer and principal accounting officer)	December 14, 2007

Alexander Ngan	Director

/s/ Martin Silver Martin Silver	Director	December 14, 2007

/s/ Kenneth Troyer Kenneth Troyer	Director	December 14, 2007

/s/ Carlo Varesco Carlo Varesco	Director	December 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
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

10.10	Employment Agreement with Troy Treangen, dated December 11, 2006 (incorporated by reference to Exhibit 10.10 of the Registrant’s Amended Registration Statement on Form SB-2/A, filed June 6, 2007)

10.11*	Termination Agreement dated October 5, 2007 between Amish Naturals, Inc. and Donald Alarie
14.1*	Code of Ethics
16.1	Letter of Former Accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed May 29, 2007)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.