Form 10KSB/A
period 2007-09-30
Amish Naturals, Inc.
filed 2008-01-28
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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
$0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the ExchangeAct.  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):
Yes ☐          No    ☒

EXPLANATORY NOTE

Amish Naturals, Inc., is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission on December 18, 2007 (the “Annual Report”) to add disclosure required by Items 10 and 14 of Form 10-KSB.  These items were not included in the Annual Report because we anticipated that such information would be provided in our proxy statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of our 2007 fiscal year.

In addition, Items 11 and 12 are being updated to conform with Amendment No. 4 to the Company’s Registration Statement on Form SB-2, filed with the SEC on January 16, 2008.  Further, Item 13 of Part III is being updated solely to reflect the inclusion with this Amendment of the certifications required by Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment.

With the exception of the inclusion of Items 10 and 14 to the Annual Report, this Amendment continues to speak as of the date of the Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

AMISH NATURALS, INC.

ANNUAL REPORT ON FORM 10-KSB/A
FOR THE YEAR ENDED SEPTEMBER 30, 2007

Cautionary Note Regarding Forward-Looking Statements and Future Prospects

Certain statements made in this Amendment No. 1 to Annual Report on Form 10-KSB, or made by us in other reports, filings with the Securities and Exchange Commission, press releases or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning.

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

Examples of forward-looking statements in this Amendment No. 1 to Annual Report on Form 10-KSB include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements.  Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions.  These assumptions could prove inaccurate.  Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.  Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

In this Amendment No. 1 to Annual Report on Form 10-KSB, “Company,” “the Company,” “us” and “our” refer to Amish Naturals, Inc., a Nevada corporation, and its subsidiaries, unless the context requires otherwise.

PART III

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual who served as an executive officer at the conclusion of the fiscal year ended September 30, 2007 and who received in excess of $100,000 in the form of total compensation during such fiscal year (collectively, "Named Executive Officers"):

Name and Principal Position	Year[1]	Salary ($)	Option Awards ($)[2]	All Other Compensation ($)	Total Compensation ($)
David C. Skinner, Sr. President & Chief Executive Officer	Fiscal 2007 Fiscal 2006	180,000 34,800	$134,177	27,785[3] 1,950[3]	341,962 36,750

Dale P. Paisley[4] Chief Financial Officer	Fiscal 2007 Fiscal 2006	120,000 N/A	61,928 N/A	N/A	181,928 N/A

Troy Treangen[4] Executive Vice President & Chief Operating Officer	Fiscal 2007 Fiscal 2006	97,115 N/A	31,814 N/A	42,019[5] N/A	170,948 N/A

Donald Alarie Vice President Sales	Fiscal 2007 Fiscal 2006	112,553 37,500	33,544	17,279[6] -0-	163,376 37,500

(1)	Fiscal 2006 covers the period from the commencement of our operations, January 1, 2006 through the end of our first fiscal year, September 30, 2006.
(2)	See discussion of the valuation of stock options in the Notes to our Financial Statements.
(3)	Mr. Skinner received the following reimbursements:

	2006	2007
Auto allowance	$1,950	$9,750
Housing allowance		$16,200
Cell and land line reimbursement		$1,262
Medical insurance reimbursement		$573
Total	$1,950	$27,785

(4)	Not employed by us during Fiscal 2006.
(5)	Mr. Treangen received the following reimbursements:

Auto allowance	$4,550
Cell and land line reimbursement	$1,511
Medical insurance reimbursement	$6,813
Moving allowance	$29,145
Total	$42,019

(6)	Mr. Alarie received the following reimbursements:

Auto allowance	$8,350
Cell and land line reimbursement	$2,979
Medical insurance reimbursement	$5,950
Total	$17,279

Option Grants, Exercises, and Values

On October 26, 2006, the Board of Directors adopted the 2006 Incentive Plan, pursuant to which stock options and other equity-based awards may be made to our company’s directors, officers, and third-party service providers.

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of September 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

David C. Skinner, Sr. President & Chief Executive Officer	---	1,000,000	$1.00/share	10/30/11

Dale P. Paisley Chief Financial Officer	50,000	200,000	$1.00/share	10/30/11

Troy Treangen Executive Vice President & Chief Operating Officer	25,000	75,000	$1.80/share	12/12/11

Donald Alarie Vice President Sales	50,000	200,000	$1.00/share	10/30/11

The options vest as follows:

Name	Number of Options	Vesting Date

David C. Skinner, Sr.	250,000	October 31, 2007
	250,000	October 31, 2008
	250,000	October 31, 2009
	250,000	October 31, 2010

Dale P. Paisley	50,000	December 31, 2006
	100,000	December 31, 2007
	100,000	December 31, 2008

Troy Treangen	25,000	June 11, 2007
	25,000	December 11, 2007
	25,000	December 11, 2008
	25,000	December 11, 2009

Donald Alarie	The unvested options were cancelled upon Mr. Alarie's departure from the Company in October 2007.

Employment Agreements

In connection with David C. Skinner, Sr.’s appointment as our President and Chief Executive Officer on October 27, 2006, we entered into an employment agreement that provides for him to receive:

•	Initial base salary of $180,000;

•	Annual bonus determined by the Board of Directors in its sole discretion;

•
Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by our company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to our company’s executive employees;

•	At least three weeks annual vacation; and

•	Monthly car allowance of $750.00 per month.

In addition, Mr. Skinner was granted a five-year option to purchase 1,000,000 shares of our common stock, exercisable at $1.00 per share. The options vest at the rate of 250,000 on October 31, 2007, 2008, 2009 and 2010. The agreement also contains a confidentiality provision.

If we terminate Mr. Skinner’s employment without cause (as defined in the agreement):

•
Mr. Skinner will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•	Mr. Skinner will be eligible to receive a severance payment based on his length of service, provided he signs a general release of all claims in a form approved by the Board of Directors; and

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan.

If we terminate Mr. Skinner’s employment with cause (as defined in the agreement), or Mr. Skinner terminates his employment for any reason by providing written notice to our company prior to the date of resignation:

•
Mr. Skinner will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan; and

•	Mr. Skinner may continue to participate in our company’s employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

In the event that Mr. Skinner’s employment terminates for reason of death or permanent disability (as defined in the agreement), Mr. Skinner, or his beneficiary or estate, shall be entitled to receive the payments that would have been payable to Mr. Skinner under a termination without cause as of the date of death or the date as of which our company determines in its sole discretion that Mr. Skinner had become permanently disabled.

In connection with Troy Treangen’s initial appointment as our Vice President of Technical Services on December 11, 2006, we entered into an employment agreement (which was not modified when he became our Executive Vice President and Chief Operating Officer) that provides for him to receive:

•	Initial base salary of $130,000;

•	Annual bonus determined by the Board of Directors in its sole discretion;

•
Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by our company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to our company’s executive employees;

•	At least three weeks annual vacation; and

•	A moving allowance of $30,000 (reimbursable to us if Mr. Treangen voluntarily leaves his employment with us on or before December 11, 2009).

In addition, Mr. Treangen was granted a five-year option to purchase up to 100,000 shares of our common stock, exercisable at $1.80 per share. The options vest at the rate of 25,000 on June 11, 2007, and 25,000 on December 11, 2007, 2008 and 2009. The agreement also contains a confidentiality provision.

If we terminate Mr. Treangen’s employment without cause (as defined in the agreement):

•
Mr. Treangen will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•	Mr. Treangen will be eligible to receive a severance payment based on his length of service, provided he signs a general release of all claims in a form approved by our company; and

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan.

If we terminate Mr. Treangen’s employment with cause (as defined in the agreement), or if Mr. Treangen terminates his employment for any reason by providing written notice to our company prior to the date of resignation:

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan.

•
Mr. Treangen will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

•
The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan; and

•	Mr. Treangen may continue to participate in our company’s employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

In the event that Mr. Treangen’s employment terminates for reason of death or permanent disability (as defined in the agreement), Mr. Treangen, or his beneficiary or estate, shall be entitled to receive the payments that would have been payable to Mr. Treangen under a termination without cause as of the date of death or the date as of which our company determines in its sole discretion that Mr. Treangen had become permanently disabled.

We have a consulting agreement with DSC, Inc., a Nevada corporation, for the services of Dale Paisley as our Chief Financial Officer on a consulting basis. The term is from January 1, 2007, to December 31, 2007. Pursuant to the agreement, Mr. Paisley receives $10,000 per month as a consulting fee and shall be eligible to participate in any stock option plan that may be adopted by us for our consultants and approved by our Board of Directors in its sole and absolute discretion. We previously had a consulting agreement with Mr. Paisley dated October 27, 2006 that terminated on December 31, 2006 under which (i) we paid Mr. Paisley $7,500 per month, and (ii) our Chief Executive Officer was required to recommend to our Board of Directors that we grant Mr. Paisley an option to purchase 250,000 shares for issuance under the proposed stock option plan. On October 26, 2006, we granted this stock option to Mr. Paisley. The options vest at the rate of 50,000 on December 31, 2006, 100,000 on December 31, 2007 and 100,000 on December 31, 2008.

Compensation of Directors

         The following table provides certain information concerning compensation earned or paid to our directors from October 1, 2006 through September 30, 2007.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Martin Silver	2,000	67,089	69,089

David C. Skinner, Sr.	—	134,177	134,177

Alexander Ngan	2,000	28,835	30,835

Kenneth Troyer	2,000	30,964	32,964

Carlo Varesco	1,000	33,544	34,544

Upon appointment to our Board of Directors, Alexander Ngan, Martin Silver, Kenneth Troyer and Carlo Varesco received five-year options to purchase shares of our common stock at an exercise price of $1.00 per share in the following amounts and vesting schedules: Alexander Ngan, 100,000 (50,000 vested on October 30 of 2007 and 50,000 will vest on October 30, 2008); Martin Silver, 500,000 (vesting 125,000 per year on October 30, 2007, 2008, 2009 and 2010); Kenneth Troyer, 125,000 (50,000 vested on October 30, 2007 and 75,000 will vest on December 31, 2008); Carlo Varesco, 250,000 (100,000 vested on April 30, 2007, 100,000 vested on October 30, 2007 and 50,000 will vest on April 30, 2008).

We also pay each of our directors other than David Skinner a meeting fee equal to $1,000 per meeting attended. Mr. Skinner does not receive a fee for serving as a Director

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of December 31, 2007, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

David C. Skinner, Sr.	9,682,500	(2)	21.8%
Troy Treangen	53,065	(3)	*
Martin Silver	6,125,000	(4)	13.8%
Alexander Ngan	0		*
Carlo Varesco	100,000	(5)	*
Dale Paisley	150,000	(6)	*
Kenneth Troyer (7)	1,050,000		2.4%
Ronald Sparkman (8)	4,099,676		9.28%
Shlomie Stein	3,800,000	(9)	8.6%
Current directors and executive officers as a group (7 persons)	16,610,565	(10)	38.2%

*	Represents less than 1% of shares issued and outstanding.

(1)	Based on 44,179,995 common shares issued and outstanding as of December 31, 2007.

(2)
Includes 5,200,000 shares held jointly by David C. Skinner, Sr. and his wife, Kimberly Skinner; 2,200,000 shares held by the Kimberly Skinner and David C. Skinner, Sr. Family Trust, Kristine Coalson and Kimberly Skinner co-trustees; 1,000,000 total shares held by the children of David C. Skinner, Sr. and Kimberly Skinner, with 125,000 shares each in the name of Jolene Skinner Haney, Darlene Skinner Smith, David C. Skinner, Jr., Kristine Skinner Coalson, Sanna V. Skinner, Justin Husted, Brittany Stein, and Kimberly Husted Skinner in trust for Lauren Stein; 250,000 options to purchase an equivalent number of shares of our common stock which options vested on October 30, 2007 and 32,500 shares held by his wife, Kimberly Skinner, as to which shares Mr. Skinner disclaims beneficial ownership.

(3)	Includes 3,065 shares and 50,000 options to purchase an equivalent number of shares of our common stock, which options vested on June 11, 2007 and December 11, 2007.

(4)	Held jointly by Martin Silver and his wife, Madeline Silver and options to purchase an equivalent number of shares of our common stock, which options vested on October 20, 2007.

(5)	Consists of 100,000 options to purchase an equivalent number of shares of our common stock, which options vested on April 27, 2007.

(6)	Consists of 150,000 options to purchase an equivalent number of shares of our common stock, which options vested on December 21, 2006 and 2007.

(7)	Held on behalf of The Amish Community Trust, and 50,000 options to purchase an equivalent number of shares of our common stock, which options vested on October 30, 2007.

(8)	Includes 4,097,846 shares held by Mr. Sparkman and 1,830 shares held by his wife, as to which shares Mr. Sparkman disclaims beneficial ownership.

(9)	Includes 1,900,000 shares held by his wife, Rachelle Stein, and 1,900,000 shares held by Regency Capital Management LLC, a company owned by him.

(10)	Includes all shares and options referenced in footnotes 2, 3, 4, 5, 6 and 7 above.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	2,985,000	$1.12	5,015,000
Total	2,985,000	$1.12	5,015,000

Item 12.  Certain Relationships and Related Transactions.

There are no material relationships between our company and the current directors and executive officers of our company, other than as described below.

Pursuant to an agreement with Amish Pasta Company in March 2006, Kenneth Troyer, a director, constructed various buildings on our property in Ohio, including a utility building and laboratory, as well as installed a production line and oversaw contractors. We paid Mr. Troyer $75,000 for this work.

Pursuant to the terms of an Asset Purchase Agreement entered into as of April 2, 2007 (as amended by the Addendum to Asset Purchase Agreement effective as of April 2, 2007), Amish Natural Sub, Inc., our wholly-owned subsidiary, purchased the business and substantially all of the assets of Amish Co-op, Inc., consisting of inventory, intellectual property, customer lists, and certain other assets of its internet business which sells all-natural gourmet foods and other items, placing an emphasis on products made by Amish families or in the Amish tradition. In addition to the issuance of 37,500 restricted shares of our common stock to each of the two stockholders of Amish Co-op, Inc. as the purchase price payable for such assets, Amish Natural Sub, Inc. will also assume a warehouse lease with an unrelated third-party landlord. We intend for our currently-existing employees to run this internet business. Amish Co-op, Inc. and its two stockholders, Kimberly Skinner and Ronald Sparkman, provided customary representations, warranties, covenants, and indemnification to Amish Natural Sub, Inc. and agreed not to compete with the business that we purchased until at least April 5, 2009. Kimberly Skinner is the President of Amish Co-op, Inc., and the wife of David C. Skinner, Sr., our CEO. Ronald Sparkman beneficially owns approximately 9.3% of our common stock. Based upon the $1.85 per share closing price of our common stock on April 2, 2007, the shares had an aggregate value of $138,750. We accounted for the related party transaction by recording the predecessor cost of the assets of Amish Co-op, Inc., in accordance with U.S. GAAP in the amount of approximately $75,000.

We have a consulting agreement with DSC, Inc., a Nevada corporation, for the services of Dale Paisley as our Chief Financial Officer on a consulting basis. The term is from January 1, 2007, to December 31, 2007. Pursuant to the agreement, Mr. Paisley receives $10,000 per month as a consulting fee and shall be eligible to participate in any stock option plan that may be adopted by us for our consultants and approved by our Board of Directors in its sole and absolute discretion.

David Skinner, our Chief Executive Officer, paid certain expenses on our behalf in the aggregate amount of $60,526. We repaid this amount, which did not bear interest, to Mr. Skinner in September 2007. The expenses incurred by Mr. Skinner were for a marketing plan ($53,500), rent ($5,150), equipment ($1,360), and travel expenses ($516).

In fiscal 2006, an entity owned by the Company's Chief Executive Officer's spouse made deposits on equipment for the benefit of the Company. These deposits totaled $90,000 and were repaid without interest.

Martin Silver, Alexander Ngan and Carlo Varesco are “independent” directors under the listing standards of The Nasdaq Stock Market. David Skinner and Kenneth Troyer are not “independent” under the listing standards of The Nasdaq Stock Market. Our Board of Directors does not have a separately-designated Audit, Nominating or Compensation Committee.

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
10.11
Termination Agreement dated October 5, 2007 between Amish Naturals, Inc. and Donald Alarie (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-KSB, filed December 18, 2007)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB, filed December 18, 2007)
16.1	Letter of Former Accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed May 29, 2007)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Item 14.  Principal Accountant Fees and Services.

Audit and Other Fees.

The following is a summary of the fees billed to the Company by its independent auditors, for professional services rendered for the nine months ended September 30, 2006, the period from January 1, 2006, to September 30, 2007, and the fiscal year ended September 30, 2007.  Note that Dale Matheson Carr-Hilton Labonte served as the Company’s independent auditors for FII, Inc., for the periods preceding November 13, 2006, and provided no services to Amish Pasta or Amish Naturals.  Kelly & Co. has served as the independent auditors for Amish Pasta since its inception.

Fee Category	Fiscal Year Ended September 30, 2007	Nine Month Period Ended September 30, 2006	January 1, 2006 to September 30, 2007
Audit Fees (1)	$91,016	$30,030	$121,046
Audit-Related Fees (2)	$20,589		$20,589
Tax Fees (3)	$6,450	$2,750	$9,200
All Other Fees (4)

Total Fees	$118,055	$32,780	$150,835

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the nine months ended September 30, 2006, the period from January 1, 2006, to September 30, 2007, and the fiscal year ended September 30, 2007.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under "Audit Fees."  These fees relate to services provided for “keeping current” procedures related to our Registration Statements filed on Form SB-2.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.  The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns.

(4) All Other Fees consist of aggregate fees billed for products and services provided by the Company’s principal accountants, other than those disclosed above.

None of the services performed for the Company by either Dale Matheson Carr-Hilton Labonte or Kelly & Co. were performed by non full time employees.

Pre-Approval Policies and Procedures

Our Board of Directors has determined not to adopt any blanket pre-approval policies or procedures.  Instead, the Board will review each service on a case-by-case basis before approving the engagement of Kelly & Co. for audit or permissible non-audit services.

The Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors.  All of the fees shown above were pre-approved by the Board of Directors.

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

Signature	Title	Date

/s/ David C. Skinner, Sr. David C. Skinner, Sr.	President, Chief Executive Officer, and Director (principal executive officer)	January 28, 2008

/s/ Dale P. Paisley Dale P. Paisley	Chief Financial Officer (principal financial officer and principal accounting officer)	January 28, 2008

_________________ Alexander Ngan	Director

/s/ Martin Silver Martin Silver	Director	January 28, 2008

/s/ Kenneth Troyer Kenneth Troyer	Director	January 28, 2008

/s/ Carlo Varesco Carlo Varesco	Director	January 28, 2008

EXHIBIT INDEX

Exhibit Number	Description
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
10.11
Termination Agreement dated October 5, 2007 between Amish Naturals, Inc. and Donald Alarie (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-KSB, filed December 18, 2007)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB, filed December 18, 2007)
16.1	Letter of Former Accountant (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K, filed May 29, 2007)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.