Form 10QSB
period 2007-12-30
Amish Naturals, Inc.
filed 2008-02-14
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to

Commission File No. 000-50662

AMISH NATURALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8224 County Road 245, Holmesville, OH 44633
(Address of principal executive offices)

(330) 279 2510
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

          Yes ☒     No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐     No ☒

          Number of shares outstanding as of the close of business on February 13, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.001 par value.	44,179,995

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

Amish Naturals, Inc. and Subsidiary
Index to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements of Amish Naturals, Inc.

Balance Sheet, December 30, 2007	2

Statement of Operations for the Three-Month Periods Ended December 30, 2007 and December 31, 2006	3

Statement of Cash Flows for the Three-Month Periods Ended December 30, 2007 and December 31, 2006	4

Notes to the Financial Statements	6

Amish Naturals, Inc. and Subsidiary
Consolidated Balance Sheet
As of December 30, 2007

ASSETS
Current assets:
Cash	$1,540,350
Accounts receivable-trade	165,858
Inventories	800,021
Prepaid insurance	50

Total current assets	2,506,279
Property and equipment, net of accumulated depreciation of $193,829	3,032,601

Intangible assets, net of accumulated amortization of $5,691	323,284

Deposits	138

Total assets	$5,862,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$86,194
Accrued expenses	133,077
Capital lease obligations - current portion	8,177
Note payable - current portion	13,135

Total current liabilities	410,166

Accrued interest	169,583
Convertible note payable, net of discount of $4,211,595	1,788,405
Capital lease obligations	33,548
Note payable	33,477

Total liabilities	2,265,596

Commitments and contingencies
Shareholders’ equity:
Series A convertible preferred, $0.001 par value, 20,000,000 shares authorized, none issued	—
Common stock, $0.001 par value, 560,000,000 shares authorized, 44,179,995 shares issued and outstanding	44,180
Additional paid-in capital	10,262,259
Accumulated deficit	(6,709,733)

Total shareholders’ equity	3,596,706

Total liabilities and shareholders’ equity	$5,862,302

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary Consolidated Statement of Operations For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

	Three-Month Period Ended December 30, 2007	Three-Month Period Ended December 31, 2006

Gross sales	$205,172	—
Less: returns and allowances	(9,847)	—

Net sales	195,325	—
Cost of sales	(217,512)	—

Gross profit	(22,187)	—

Operating expenses:
Marketing	188,046	$103,674
General and administrative	946,388	221,726
Product development	92,055	136,367
Professional fees	82,048	137,830
Stock-based charges	312,031	90,727

Total operating expenses	1,620,568	690,324

Operating loss	(1,642,755)	(690,324)

Other income (expense):
Interest income	18,056	2,797
Interest expense	(532,951)	—

Total other income (expense)	(514,895)	2,797

Net loss	$(2,157,650)	$(687,527)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	44,154,995	36,925,062

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary Consolidated Statement of Cash Flows For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

	Three-Month Period Ended December 30, 2007	Three-Month Period Ended December 31, 2006

Cash flows used in operating activities:
Net loss	$(2,157,650)	$(687,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,497	—
Stock-based compensation	312,031	90,727
Interest paid in stock	—	—
Accretion of debt discount	390,764	—
Accrued interest	138,750	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable-trade	(89,781)	—
Inventory	(350,319)	—
Other assets	—	—
Increase (decrease) in:
Accounts payable - trade	61,380	331,491
Accrued liabilities	48,895	—
Accrued payroll taxes	—	(2,770)

Net cash used in operating activities	(1,554,433)	(268,079)

Cash flows used in investing activities:
Acquisition of equipment	(517,448)	(729,948)
Deposits	—	(18)
Acquisition of intangible assets	(203,975)	—

Net cash used in investing activities	(721,423)	(729,966)

Cash flows provided by financing activities:
Proceeds from the sale of shares and exercise of warrants and options	50,000	2,945,075
Redemption of shares	—	(235,000)
Repayment of loans and capital leases	(4,336)	(1,699,930)
Proceeds from loans	—	—

Net cash provided by financing activities	45,664	1,010,145

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary Consolidated Statement of Cash Flows For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

Net increase (decrease) in cash	(2,230,192)	12,100

Cash - beginning of period	3,770,542	186,258

Cash - end of period	$1,540,350	$198,358

Supplemental Disclosure of Cash Flow Information

	Three-Month Period Ended December 30, 2007	Three-Month Period Ended December 31, 2006

Interest paid	$3,347	—
Income taxes paid	$—	—

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

1.	Description of Business

Amish Naturals, Inc., (the “Company”) was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006. The Company commenced sales of its products during the three-month period ended December 30, 2007 and is therefore no longer considered to be in the development stage.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Amish Naturals, Inc. and its wholly owned subsidiary. All significant transactions among the consolidated entities have been eliminated upon consolidation.

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Each fiscal three month period contains thirteen weeks.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Use of Estimates, Continued

The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates are the determination of the useful lives of property and equipment, the valuation of the discount on the convertible note payable and the determination of the valuation reserve of the United States income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

At December 30, 2007, the Company’s financial instruments are cash and cash equivalents, accounts receivable-trade, accounts payable-trade, accrued liabilities, notes payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 30, 2007, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

At December 30, 2007, the Company had $1,440,350 on deposit that exceeded the United States (FDIC) federally insurance limit.

Inventories

The Company uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories. Transportation costs are charged to cost of sales when incurred.

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Identifiable Intangible Assets

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the intangible asset is written down to its fair value. Intangible assets at December 30, 2007 consist of customer lists, acquired recipes and trade names acquired in September and October 2007. Amortization expense is recorded over the estimated life of ten years and commenced in October 2007.

Future amortization of intangible assets is as follows for the years ending December 30:

2008	$32,897
2009	32,897
2010	32,897
2011	32,897
2012 and beyond	$197,385

Impairment or Disposal of Long-Lived Assets

The Company accounts for its long-lived assets under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition and Accounts Receivable-Trade

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Collectability is estimated considering the

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Revenue Recognition and Accounts Receivable-Trade, Continued

credit conditions of its customers and the payment history of each customer. Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at December 30, 2007.

Marketing Costs

The Company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The Company recognizes the cost for each of these types of marketing activities as a reduction of net sales or as selling, general and administrative expense in accordance with generally accepted accounting principles.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

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

The Company accounts for non-employee stock-based payments using the fair value method provided by SFAS No. 123R. When stock options are granted to non-employees, the

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Share Based Payment, Continued

Company will estimate the fair value of the award and recognize related expenses over the performance period as prescribed by EITF 96-18: Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. No share based payments have been granted at December 30, 2007.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 30, 2007, the Company had outstanding stock options that can be converted into 4,585,000 shares of common stock, warrants to purchase 6,389,322 shares of common stock, and a note payable that can be converted into 3,194,718 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

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

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Advertising Costs

Advertising costs will be expensed when they are incurred. Advertising expense totaled $1,624 and $6,220 for the three-month periods ended December 30, 2007 and December 31, 2006, respectively.

Product Development

The Company’s product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients considered as recipe development, taste and market testing. The costs of these activities are expensed as incurred.

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

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss in the three month period ended December 30, 2007 and December 31, 2006. Therefore, net loss as presented in the Company’s Statement of Operations equals the comprehensive loss.

New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008 (Note 10). The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations or cash flows.

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

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

Statement 141R will change the accounting treatment for certain specific items, including: Noncontrolling interests (formerly known as “minority interests” -- see SFAS 160 discussion below) are valued at fair value as of the acquisition date; Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.

3.	Inventories

The inventories as of December 30, 2007 are as follows:

Raw materials and packaging	$430,514
Finished goods	367,324
Supplies and other	2,183

Total	$800,021

4.	Property and Equipment

The following is a summary of property and equipment, at cost as of December 30, 2007:

Buildings and improvements	$947,768
Plant equipment	2,084,326
Office equipment	136,441
Assets under capital lease	47,895

Total property and equipment	3,216,430

Less: accumulated depreciation	(193,829)
Land	10,000

Property and equipment, net	$3,032,601

Property and equipment was placed in service during March 2007. Depreciation expense for the three-month period ended December 30, 2007 was $85,806.

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

5.	Long Term Debt

Convertible Note Payable

In September 2007, the Company entered into a convertible note payable with principal balance of $6 million. The note bears interest at 9.25% per annum and is due September 10, 2010. Interest is payable in arrears quarterly in shares of the company’s common stock with the first interest date being October 1, 2007. The note is convertible into 3,194,718 shares of the Company’s common stock at any time. As part of the transaction, the Company issued warrants to purchase an aggregate of 6,389,322 shares of the Company’s common stock at exercise prices ranging from $1.88 to $3.00 per share. The warrants may be exercised at any time and expire on September 10, 2014. The exercise price of the warrants may be reduced if the Company does not achieve certain financial objectives in the future. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid. The Company may repay without penalty up to one third of the principal balance of the note on each anniversary date. The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

The Company is required to achieve certain financial milestones during the term on this note. The Company did not achieve the milestone requirements for the period ended December 30, 2007 and therefore the conversion price of this note will be changed to lower of the current conversion price, the arithmetic weighted average price of the Company’s common shares for the fifteen consecutive trading days prior to February 24, 2008, or the arithmetic average of the weighted average price of the Company’s common shares for the three days with the lowest weighted average price during the fifteen trading days ended February 24, 2008. As the price of the Company’s shares of common stock is currently less than the initial conversion price, the Company expects the conversion price of note will decrease and the number of shares to be issued upon conversion will increase.

The values of the imbedded conversion feature of the note and the warrants together with the costs associated with the loan have been recorded as a discount on the note and is being accreted as interest expense over the life of the note.

Amish Naturals, Inc. and Subsidiary Notes to the Consolidated Financial Statements As of December 30, 2007 and For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

5.	Long Term Debt, Continued

At December 30, 2007, the balances of the note and discount are:

Note payable		$6,000,000
Note discount:
Imbedded conversion feature	$1,162,802
Warrants	2,994,736
Costs	530,000

Total	4,687,538
Accretion through December 30, 2007	475,943

Unaccreted balance		4,211,595

Balance, December 30, 2007		$1,788,405

Note Payable

Note payable, with interest at 10.25% per annum, payable in monthly installments of $1,599 per month with the final payment due November 1, 2010, and collateralized by software		$46,612

Less: amount due within one year		13,135

Note payable, due after one year		$33,477

Capital Lease Obligations

Capital lease obligations, due in sixty monthly installments of $992 with the final payment due April 2012, and collateralized by equipment		$41,725

Less: amount due within one year		8,177

Capital lease obligations, due after one year		$33,548

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

5.	Long Term Debt, Continued

Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending December 30:

	Long-Term Debt	Capital Lease Obligations

2008	$13,135	$11,940
2009	16,251	11,940
2010	6,017,226	11,940
2011	—	11,940
2012 and thereafter	—	3,968

Total	$6,046,612	51,728

Less: amount representing interest on capital lease payments		10,003

Present value of minimum capital lease payments		$41,725

6.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations

Financial Results, Liquidity and Management’s Plan

At December 30, 2007, the Company has incurred losses for the three-month periods ended December 30, 2007 and for the year ended September 30, 2007 of $2,157,650 and $4,151,041, respectively. Despite its negative cash flows from operations of $1,554,433 and $3,819,077 for the three-month period ended December 30, 2007 and the year ended September 30, 2007, respectively, the Company has been able to obtain operating capital through private equity and debt funding sources. Management’s plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

6.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

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

Operating Leases

The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments are as follows at December 30, 2007:

2008	$16,200
2009	16,200
2010	16,200
2011	1,350
2012 and after	—

Total minimum lease payments	$49,950

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

6.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

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

7.	Equity Transactions

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

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

7.	Equity Transactions, Continued

Common Stock, Continued

Sale of Common Stock, Continued

In February 2007, the Company sold in a private placement 664,745 shares of its common stock for cash at $2.10 per share to 26 investors. The net proceeds of this placement were $1,395,965.

Excerise of Options

In November 2007, the Company issued 50,000 shares of its common stock upon exercise of stock options at $1.00 per share.

Options Activity

A summary of the option activity as of December 30, 2007, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2007	2,975,000	$1.12	$2.25	$3,331,050
Granted	1,835,000	1.87	4.75	3,431,450
Exercised	(50,000)	1.00	—	(50,000)
Forfeited	(175,000)	1.00	—	(175,000)
Expired	—	—	—	—

Outstanding at December 30, 2007	4,585,000	$1.12	2.25	$6,537,500

Exercisable at December 30, 2007	1,037,500	$1.05	3.80	$1,037,500

The Company recognizes compensation expense using the straight-line method over the requisite service period.

At December 30, 2007, the Company had $3,391,830 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 24 months.

Exercise of Warrants

In December 2006, the Company issued 388,889 shares of its common stock upon exercise of warrants at a price of $0.90 per share. The net proceeds of this exercise were $350,000.

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

7.	Equity Transactions, Continued

Common Stock, Continued

Exercise of Warrants, Continued

In February 2007, warrants to purchase 500,000 shares of the Company’s common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $449,980.

In June 2007, warrants to purchase 561,111 shares of the Company’s common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $504,880.

Warrants Outstanding	Number of Warrants	Weighted Average Warrants Price

Outstanding, September 30, 2007	6,389,322	$2.10
Issued	—	—
Exercised	—	—

Outstanding, December 30, 2007	6,389,322	$2.10

Exercisable, December 30, 2007	6,389,322	$2.10

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options, warrants and the conversion of the note payable as follows:

Options	4,585,000
Warrants	6,389,322
Conversion feature	3,194,718

Reserved shares at December 30, 2007	14,169,040

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

8.	Share Based Payment

The weighted average estimated fair value of the stock options granted for the three-month periods ended December 30, 2007 and December 31, 2006 were $1.32 and $0.59, respectively. The amount was determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three-month periods ended December 30, 2007 and December 31, 2006 were as follows:

	For the Three-Month Period Ended December 30, 2007	For the Three-Month Period Ended December 31 2006

Risk-free interest rate	3.81%	4.23%
Expected volatility of common stock	88%	68%
Dividend yield	$0.00	$0.00
Expected life of options	5 years	5 years
Weighted average fair market value of options granted	$1.32	$0.59

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

9.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of December 30, 2007, all potentially dilutive common stock equivalents amounted to14,179,040 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the Three-Month Period Ended December 30, 2007	For the Three-Month Period Ended December 31, 2006

Numerator:
Net loss	$(2,157,650)	$(687,527)
Denominator:
Denominator for basic and diluted net loss per share-weighted average number of common shares outstanding	44,154,995	36,925,062

Basic and diluted net loss per share	$(0.05)	$(0.02)

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

9.	Earnings Per Share, Continued

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

	For the Three-Month Period Ended December 30, 2007	For the Three-Month Period Ended December 31, 2006

Options to purchase shares of common stock	4,585,000	2,680,000
Warrants to purchase shares of common stock	6,389,322	—
Convertible note payable	3,194,718	—

Total	14,169,040	2,680,000

10.	Business Combinations

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

The acquisition of Schlabach Amish Wholesale Bakery, LLC provides the Company with a complimentary line of products.

11.	Subsequent Events

Amish Naturals, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
As of December 30, 2007 and
For the Three-Month Periods Ended December 30, 2007 and December 31, 2006

Issuance of Common Stock

In February 2008 the Company issued 193,818 shares of its common stock in payment of interest accrued on its convertible note in the amount of $169,583.

Convertible Debenture

In February 2008, the Company entered into a letter of intent to issue a convertible debenture with face value of $3.125 million. The proposed debenture will bear interest at 10% and be convertible into shares of the Company’s common stock at $1.75 per share and be due in two years. In connection with this debenture, the Company will issue to the investor 2.5 million shares of its common stock and warrants to purchase 5 million shares of its common stock. The warrants will have a life of 7 years and will have an exercise price based upon the value of the Company’s common shares at the date of issuance. The Company will be required to file a registration statement covering the shares to be issued in connection with this transaction and the shares to be issued upon conversion of the debenture and exercise of the warrants.

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

Overview of Amish Naturals

Amish Naturals, Inc. commenced sales of its products, and therefore is no longer considered to be a development stage enterprise. During the period from January 1, 2006 (commencement of operations) to December 30, 2007, Amish Naturals raised capital in the form of short-term notes payable, the sale of shares of our common stock, the exercise of warrants to purchase shares of our common stock, and through the issuance of long term convertible debt. The proceeds of the notes payable were used to acquire a production facility site and the equipment that management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. The proceeds from the exercise of warrants were used for working capital. The proceeds from the long term convertible debt were used to retire short term debt and for working capital, expansion of distribution and production facilities and product development. Management’s plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

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

In March 2007, we commenced producing product for sale. During the three month period ended December 30, 2007, we shipped products with total gross sales price of $205,172 and during January and February 2008, we had gross sales of over $365,000. At December 30, 2007 we had inventories of finished goods and raw materials with total cost of $800,021.

There is no historical financial information about us upon which to base an evaluation of our performance. Although we have started to realize revenues from our operations, we cannot guarantee we will be successful in our core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations for the three month periods ended December 30, 2007 and 2006

During the three month periods ended December 30, 2007 and 2006, we had a loss of $2,157,060 and $687,527, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations as they mature, initial sales and marketing activities and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006. During the three month period ended December 31, 2006 our operations were limited to the acquisition and installation of certain of our equipment and introducing our products to distributors and retail organizations.

We commenced commercial production in March 2007 and had our initial sales in May 2007. Since we commenced production, many of the expenditures recorded as product development costs through February 2007 are now recorded as inventory and cost of sales. We continue to incur product development costs as we expand our product lines.

Our Board of Directors authorized the grant of options to purchase 4,820,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options ranged from $1.00 per share to $3.09 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $3,391,830. We are amortizing this amount over the vesting period of each option. We charged $312,031 and $90,727 to expense during the three month periods ended December 30, 2007 and 2006, respectively, related to these options.

We allocated $4,159,178 of the proceeds of our $6 million convertible note payable and incurred $530,000 of costs related to this financing. We are amortizing these amounts as interest expense over the three year life of the financing. We recorded $390,764 as interest expense during the three month period ended December 30, 2007. In addition, we accrued interest expense of $138,750 during the three month period in 2007. The interest accrued through December 30, 2007 of $169,583 was paid in February 2008 through the issuance of 193,818 shares of our common stock.

We commenced sales of our products during the year ended September 30, 2007 and recorded net sales of our products totaling $195,325 during the three month period ended December 30, 2007. We have recorded net sales of our products of about $365,000 During January and the middle of February 2008.

Marketing expenses increased from $103,674 during the three month period in 2006 to $188,046 during the same period in 2007. This increase is consistent with our increasing sales, and we expect these expenses to continue to increase as our sales increase.

General and administrative expenses increased $724,662 to $946,388 for the three month period in 2007 compared to the same period in 2006. The following describes the increases in these costs during the three month period in 2007 compared to the same period in 2006:

          Administrative salary and related costs increased $423,138 as a result of the increase in the number of employees required by our increasing activities and the employment of our Chief Operating Officer in late December 2006.

          We started recording depreciation and amortization expenses in March. These costs were $91,497 in the three month period in 2007.

          Rent expense increased $25,464 as we increased the amount of space that we lease in 2007.

          Travel and lodging costs increased $55,908 as we increased our efforts to implement our business plan.

          We incurred moving expenses of $34,142 in 2007 related to the relocation of our administrative and shipping activities to a new location.

          The balance of the increase relates to general office expenses as a result of our increase in administrative activities.

Product development costs decreased as we commenced sales of our products. During the three month period in 2006, all production costs were recorded as product development.

Professional fees were lower in 2007 as a result of fees associated with our merger with FII during the three month period in 2006 that did not recur in 2007.

Stock based charges increased as a result of the increase in the number of options that we have granted to employees and a full three month amortization of the value of these options during the three month period in 2007.

Interest expense increased $532,951 which resulted from the accretion of the debt discount on our convertible note entered into in September 2007.

In October 2007 we acquired substantially all of the assets of two entities: Prima Pasta, Inc. and Schlabach Amish Wholesale Bakery, LLC. The combined purchase prices of the assets of the two entities was $750,000 and consisted of cash and the repayment of an existing note receivable. The assets acquired consisted of inventory, equipment, customer lists, trade names and other intellectual property.

We allocated the purchase price of the assets acquired as follows:

Land and Building	$50,000
Inventory	50,000
Equipment	350,000
Intangible assets	300,000

Total	$750,000

The combined revenue of the two entities approximated $350,000 during their last fiscal years and each recorded a small profit or loss.

The acquisition of Prima Pasta, Inc. provides us with additional equipment and a second brand name that has shelf space and existing customers. We believe that the additional brand will enhance Amish's market presence and the equipment will provide additional productive capacity.

The acquisition of Schlabach Amish Wholesale Bakery, LLC provides us with a complementary line of products.

Liquidity and Capital Resources

At December 30, 2007, our total assets were $5,862,302, which included cash balances of $1,540,350. We invested $3,226,430 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $2,265,596, which is net of discount on our convertible note payable of $4,211,595. Our working capital was $2,096,113 at December 30, 2007.

Despite our negative cash flows from operations of $1,544,433 and $4,020,197 for the three month period ended December 30, 2007 and the year ended September 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. We received approximately $5,470,000 of net proceeds of which $900,000 was used to repay debt.

We are required to achieve certain financial milestones during the term on this note. We did not achieve the milestone requirements for the period ended December 30, 2007 and therefore the conversion price of this note will be changed to lower of the current conversion price, the arithmetic weighted average price of our common shares for the fifteen consecutive trading days prior to February 24, 2008, or the arithmetic average of the weighted average price of our common shares for the three days with the lowest weighted average price during the fifteen trading days ended February 24, 2008. As the price of our shares of common stock is currently less than the initial conversion price, we expect the conversion price of note will decrease and the number of shares to be issued upon conversion will increase.

In February 2008 we entered into a letter of intent to issue a convertible debenture with face value of $3.125 million. The proposed debenture will bear interest at 10% and be convertible into shares of our common stock at $1.75 per share and be due in two years. In connection with this debenture, we will issue to the investor 2.5 million shares of our common stock and warrants to purchase 5 million shares of our common stock. The warrants will have a life of 7 years and will have an exercise price based upon the value of our common shares at the date of issuance. We will be required to file a registration statement covering the shares to be issued in connection with this transaction and the shares to be issued upon conversion of the debenture and exercise of the warrants.

The terms of the warrants issued in connection with the $6 million convertible note will have their exercise price adjusted to the exercise price of the warrants issued in connection with the new financing.

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

Since inception, we have funded our operations from the proceeds of short-term borrowings, some of which were repaid in October 2006 from the proceeds of private placements of common stock, and the sale of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by our current economic resources and, if required, by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us or on a timely basis, we may be unable to continue with our business plan. If equity, or convertible debt, financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at December 30, 2007.

Item 3A(T). Controls and Procedures

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.

(Registrant)

February 14, 2008	/s/ David C. Skinner, Sr.

David C. Skinner, Sr.
President, Chief Executive Officer, and Director

Exhibit Index

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.