Form 10QSB
period 2008-03-31
Amish Naturals, Inc.
filed 2008-05-13
CIK 1179651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

          Yes ☒     No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☐     No ☒

          Number of shares outstanding as of the close of business on March 12, 2008: 45,332,029

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.001 par value.	____________

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements of Amish Naturals, Inc., during the period of the financial statements, as reported herein.

Amish Naturals, Inc.

Index to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

Consolidated Financial Statements of Amish Naturals, Inc.:

Consolidated Balance Sheet, March 30, 2008	2

Consolidated Statement of Operations For the Three-Month and
Six-Month Periods Ended March 30, 2008 and March 31, 2007	3

Consolidated Statement of Cash Flows For the Six-Month Periods
Ended March 30, 2008 and March 31, 2007	4

Notes to the Financial Statements	6

Amish Naturals, Inc.

Consolidated Balance Sheet
March 30, 2008

ASSETS
Current assets:
Cash	$1,856,027
Accounts receivable-trade	341,724
Inventories	983,561
Prepaid insurance	50

Total current assets	3,181,362

Property and equipment, net of accumulated depreciation of $297,575	3,073,821

Intangible assets, net of accumulated amortization of $13,916	315,059

Deposits	138

Total assets	$6,570,380

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$295,038
Accrued expenses	127,958
Capital lease obligations - current portion	8,563
Note payable - current portion	15,441

Total current liabilities	447,000

Accrued interest	133,290
Convertible notes payable, net of discount of $7,246,861	2,471,889
Capital lease obligations	31,142
Note payable	27,751

Total liabilities	3,111,072

Commitments and contingencies
Shareholders' equity:
Series A convertible preferred , $0.001 par value, 20,000,000 shares authorized,
none issued	—
Common stock, $0.001 par value, 560,000,000 shares authorized, 45,059,000 shares
issued and outstanding	45,059
Additional paid-in capital	12,913,398
Accumulated deficit	(9,499,149)

Total shareholders' equity	3,459,308

Total liabilities and shareholders' equity	$6,570,380

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

Consolidated Statement of Operations
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

	For the Three-Month Period Ended March 30, 2008	For the Three-Month Period Ended March 31, 2007	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Sales
Gross sales	$507,523	—	$712,695	—
Less: discounts and allowances	(41,705)	—	(54,177)	—
Less: slotting fees	(121,511)	—	(121,511)	—

Net sales	344,307	—	537,007	—
Cost of sales	(411,612)	—	(691,671)	—

Gross profit	(67,305)	—	(154,664)	—
Operating expenses:
Marketing	207,255	151,627	399,227	$255,301
General and administrative	1,064,989	454,780	2,004,826	676,506
Product development	83,996	(7,355)	113,504	129,012
Professional fees	248,684	43,474	330,732	181,304
Stock based charges	394,854	136,092	706,885	226,819

Total operating expenses	1,999,778	778,618	3,555,174	1,468,942

Operating loss	(2,067,083)	(778,618)	(3,709,838)	(1,468,942)

Other income (expense):
Interest income	9,156	6,552	27,212	9,349
Interest expense	(731,488)	(5,139)	(1,264,439)	(5,139)

Total other expense	(722,332)	1,413	(1,237,227)	4,210

Net loss	$(2,789,415)	$(777,205)	$(4,947,065)	$(1,464,732)

Net loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.04)

Weighted average number of shares
outstanding - basic and diluted	44,480,628	42,984,263	44,321,978	36,925,062

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

Consolidated Statement of Cash Flows For the Six-Month Periods
Ended March 30, 2008 and March 31, 2007

	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Cash flows used in operating activities:
Net loss	$(4,947,065)	$(1,464,732)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	208,951	17,698
Stock-based compensation	692,013	226,819
Accretion of debt discount	1,001,702	—
Interest paid in stock	169,582	—
Accrued interest	102,457	—
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts receivable	(265,647)	—
Inventory	(539,342)	(282,856)
Increase (decrease) in:
Accounts payable - trade	270,224	256,625
Accrued liabilities	43,776	5,139
Accrued payroll taxes	386	(9,101)

Net cash used in operating activities	(3,262,963)	(1,250,408)

Cash flows used in investing activities:
Acquisition of equipment	(662,414)	(1,088,474)
Acquisition of intangible assets	(203,975)	—
Deposits	—	(18)

Net cash used in investing activities	(866,389)	(1,088,492)

Cash flows provided by financing activities:
Proceeds from the sale of shares and exercise
of warrants and options	50,000	4,805,802
Proceeds from loans	2,175,000	300,000
Redemption of shares	—	(249,782)
Repayment of loans and capital leases	(10,163)	(1,699,930)

Net cash provided by financing activities	2,214,837	3,156,090

Net increase in cash	(1,914,515)	817,190
Cash - beginning of period	3,770,542	186,258

Cash - end of period	$1,856,027	$1,003,448

        The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

Consolidated Statement of Cash Flows For the Six-Month Periods
Ended March 30, 2008 and March 31, 2007

	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Supplemental Disclosure of Cash Flow Information
Interest paid	$4,413	—
Income taxes paid	—	—

The accompanying notes are an integral part of the financial statements.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

1.	Description of Business

Amish Naturals, Inc., (the “Company”) was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Amish Naturals, Inc. and its wholly owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

Definition of Fiscal Year

We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Each fiscal three month period contains thirteen weeks.

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

Preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Use of Estimates, Continued

The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates are the determination of the useful lives of property and equipment, the valuation of the discount on the convertible note payable and the determination of the valuation reserve of the United States income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

At March 30, 2008, the Company’s financial instruments are cash and cash equivalents, accounts receivable-trade, accounts payable-trade, accrued liabilities, note payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 30, 2008, the Company’s cash and cash equivalents were deposited primarily in one financial institution.

At March 30, 2008, the Company had $1,756,027 on deposit that exceeded the United States (FDIC) federally insurance limit.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Inventories

The Company uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories. Transportation costs are charged to cost of sales when incurred.

Identifiable Intangible Assets

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the intangible asset is written down to its fair value. Intangible assets at March 30, 2008 consist of customer lists, acquired recipes and trade names acquired in September and October 2007. Amortization expense is recorded over the estimated life of ten years and commenced in October 2007.

Future amortization of intangible assets is as follows for the years ending December 30:

2008	$32,897
2009	32,897
2010	32,897
2011	32,897
2012 and beyond	$177,988

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

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Revenue Recognition and Accounts Receivable-Trade

Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Collectability is estimated considering the credit conditions of its customers and the payment history of each customer. Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at March 30, 2008.

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

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Share Based Payment

The Company accounts for employee stock-based payments using the fair value method provided in Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. The fair value of options granted will be recognized as compensation expense over the vesting period of the options.

The Company accounts for non-employee stock-based payments using the fair value method provided by SFAS No. 123R. When stock options are granted to non-employees, the Company will estimate the fair value of the award and recognize related expenses over the performance period as prescribed by EITF 96-18: Accounting for Equity Instrumentsthat are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. No share based payments have been granted at March 30, 2008.

Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 30, 2008, the Company had outstanding stock options that can be converted into 4,790,000 shares of common stock, warrants to purchase 13,889,322 shares of common stock, and a note payable that can be converted into 8,412,220 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

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

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Income Tax, Continued

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

Advertising Costs

Advertising costs will be expensed when they are incurred. Advertising expense totaled $5,770 and $6,220 for the three-month periods ended March 30, 2008 and December 31, 2006, respectively. There were no advertising costs in the comparable periods in the prior year.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

Comprehensive Income or Loss

be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

The Company has no items of other comprehensive income or loss in the three month period ended March 30, 2008 and December 31, 2006. Therefore, net loss as presented in the Company’s Consolidated Statement of Operations equals the comprehensive loss.

New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning January 1, 2008 (Note 10). The Company believes that adoption of FIN 48 will not have a material effect on its financial position, results of operations or cash flows.

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

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Misstatements Effects of Prior Year Misstatements when Quantifying in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s consolidated financial statements and related disclosures. The Company adopted SAB 108 effective as of January 1, 2007. The adoption of SAB 108 did not impact the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (Revised 2007), Business Combinations. Under SFAS 141R, the acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.

Statement 141R will change the accounting treatment for certain specific items, including: Noncontrolling interests (formerly known as “minority interests” — see SFAS 160 discussion below) are valued at fair value as of the acquisition date; Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.

3.	Inventories

The inventories as of March 30, 2008 are as follows:

Raw materials and packaging	$321,925
Finished goods	655,383
Supplies and other	6,252

Total	$983,560

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

4.	Property and Equipment

The following is a summary of property and equipment, at cost as of March 30, 2008:

Buildings and improvements	$980,687
Plant equipment	2,170,049
Office equipment	162,766
Assets under capital lease	47,895

Total property and equipment	3,361,397

Less: accumulated depreciation	(297,575)

Land	10,000

Property and equipment, net	$3,073,822

Property and equipment was placed in service during March 2007. Depreciation expense for the three and six-month periods ended March 30, 2008 and March 31, 2007 was $85,806, $189,552, $108,023 and $108,023, respectively.

5.	Long Term Debt

Convertible Note Payable

In September 2007, the Company entered into a convertible note payable with principal balance of $6 million. The note bears interest at 9.25% per annum and is due September 10, 2010. Interest is payable in arrears quarterly in shares of the company’s common stock with the first interest date being October 1, 2007. The note is convertible into 6,626,506 shares of the Company’s common stock at any time. In March 2008, $500,000 of the principal was converted into 685,682 shares of common stock. As part of the transaction, the Company issued warrants to purchase an aggregate of 6,389,322 shares of the Company’s common stock at exercise prices ranging from $1.88 to $3.00 per share. The warrants may be exercised at any time and expire on September 10, 2014. As a result of the convertible note transaction in February 2008, the exercise price of these warrants was reduced to $1.11 per share. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid. The Company may repay without penalty up to one third of the principal balance of the note on each anniversary date. The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

The Company is required to achieve certain financial milestones during the term on this note. The Company did not achieve the milestone requirements for the period ended December 30, 2007 and therefore the conversion price of this note was changed to $0.83 per share on February 24, 2008.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

5.	Long Term Debt, Continued

The values of the imbedded conversion feature of the note and the warrants together with the costs associated with the loan have been recorded as a discount on the note and is being accreted as interest expense over the life of the note.

Convertible Note Payable

In February 2008, the Company entered into second convertible note with $4,218,750 due at maturity. The note bears interest at 10%, which was prepaid, is convertible into shares of the Company’s common stock at $1.75 per share and is due in two years. In connection with this note, the Company issued warrants to purchase 5 million shares of its common stock with an exercise price of $1.10 per share and warrants to purchase 2.5 million shares with an exercise price of $0.001 per share. The warrants have a life of 9 years.

At March 30, 2008, the balances of the notes and discounts are:

Note payable			$9,718,750
Note discount:
Imbedded conversion feature	$1,301,575
Warrants	4,430,595
Costs	2,529,601

Total		8,261,771
Accretion through March 30, 2008		1,014,910

Unaccreted balance			7,246,861

Balance, March 30, 2008			$2,471,889

Note Payable

Note payable, with interest at 10.25% per annum,
payable in monthly installments of $1,599 per
month with the final payment due November 1, 2010,
and collateralized by software	$43,192

Less: amount due within one year	15,441

Note payable, due after one year	$27,751

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

5.	Long Term Debt, Continued

Capital Lease Obligations

Capital lease obligations, due in sixty monthly
installments of $992 with the final payment due
April 2012, and collateralized by equipment	$39,738

Less: amount due within one year	8,596

Capital lease obligations, due after one year	$31,142

Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending March 30:

	Long-Term Debt	Capital Lease Obligations
2009	$9,986	$11,909
2010	9,735,854	11,909
2011	9,213	11,909
2012	—	496
2013 and thereafter	—	—
Total	$9,755,053	36,223

Less: amount representing interest on capital lease payments		8,101

Present value of minimum capital lease payments		$28,122

6.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations

Financial Results, Liquidity and Management’s Plan

At March 30, 2008, the Company has incurred losses for the three and six-month periods ended March 30, 2008 and March 31, 2007 of $2,789,415, $4,947,065, $777,205 and $1,464,732, respectively. Despite its negative cash flows from operations of $3,262,963 and $1,250,408 for the six-month periods ended March 30, 2008 and March 31, 2007, respectively, the Company has been able to obtain operating capital through private equity and debt funding sources. Management’s plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

6.	Contingencies, Risks, Uncertainties, Managements Plan and Concentrations, Continued

Financial Results, Liquidity and Management’s Plan, Continued

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s common stock and borrowing or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Leases

The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments are as follows at March 30, 2008:

2009	$16,200
2010	16,200
2011	16,200
2012	16,200
2013 and after	1,350

Total minimum lease payments	$66,150

Concentration of Suppliers

The Company purchases its raw materials from producers of organic produce and grains. There is a regionally limited supply of these products. If the Company is unable to obtain these products from the supplier, the Company believes that the impact on its consolidated financial statements from such an uncertainty could be substantial.

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

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

7.	Equity Transactions

Common Stock

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

Options Activity

A summary of the option activity as of March 30, 2008, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Average Aggregate Intrinsic Value
Outstanding at
September 30, 2007	2,975,000	$1.12	2.5	$3,331,050
Granted	2,040,000	1.83	4.6	3,731,650
Exercised	(50,000)	(1.00)	—	(50,000)
Forfeited	(175,000)	(1.00)	—	(175,000)
Expired	—	—	—	—

Outstanding at
March 30, 2008	4,790,000	$1.47	3.5	$7,062,700

Exercisable at
March 30, 2008	1,082,500	$1.04	3.2	$1,122,500

The Company recognizes compensation expense using the straight-line method over the requisite service period.

At March 30, 2007, the Company had $3,364,945 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 42 months.

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

7.	Equity Transactions, Continued

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

Warrants Outstanding	Number of Warrants	Weighted Average Warrants Price
Outstanding, September 30, 2007	6,389,322	$1.11
Issued	7,500,000	0.73
Exercised	—	—

Outstanding, March 30, 2008	13,889,322	$0.91

Exercisable, March 30, 2008	13,889,322	$0.91

Shares Reserved for Future Issuance

The Company has reserved shares for future issuance upon exercise of outstanding options, warrants and the conversion of the note payable as follows:

Options	4,790,000
Warrants	13,889,322
Conversion feature	8,412,220

Reserved shares at March 30, 2008	27,091,542

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

8.	Share-Based Payment

The Company has granted options to purchase 4,790,000 shares of its common stock to officers, directors, employees and consultants. The exercise price of these options range from $1.00 per share to $2.30 per share, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant, and have a life of 5 years.

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

The assumptions used in the Black-Scholes option pricing model for the stock options granted during the six-month period ended March 30, 2008 and March 31, 2007 were as follows:

	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Risk-free interest rate	2.14 to 3.50%	4.23% to 4.35%
Expected volatility of common stock	92% to 100%	68% to 98%
Dividend yield	$ 0.00	$ 0.00
Expected life of options	5 years	5 years
Weighted average fair market value of options granted	$ 1.30	$ 0.65

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

9.	Earnings Per Share

In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company’s common stock at the measurement date. As of March 30, 2008, all potentially dilutive common stock equivalents amounted to 27,091,542 shares.

The following table illustrates the computation of basic and diluted net loss per share:

	For the Three-Month Period Ended March 30, 2008	For the Three-Month Period Ended March 31, 2007	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Numerator:
Net loss	$(2,789,415)	$(777,205)	(4,947,065)	(1,464,732)
Denominator:
Denominator for basic and
diluted net loss per
share-weighted average number
of common shares outstanding	44,480,628	42,984,263	44,321,928	36,925,062

Basic and diluted net loss per share	$(0.06)	$(0.02)	(0.11)	(0.04)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be anti-dilutive since the Company reported net losses in all the reporting periods:

Amish Naturals, Inc.

Notes to the Consolidated Financial Statements
As of March 30, 2008 and
For the Three-Month and Six-Month Periods Ended March 30, 2008 and March 31, 2007

9.	Earnings Per Share, Continued

	For the Three-Month Period Ended March 30, 2008	For the Three-Month Period Ended March 31, 2007	For the Six-Month Period Ended March 30, 2008	For the Six-Month Period Ended March 31, 2007
Options to purchase shares of common stock	4,790,000	2,985,000	4,790,000	2,985,000
Warrants to purchase shares of common stock	14,045,572	—	14,045,572	—
Convertible note payable	9,328,216	—	9,328,216	—

Total	$28,163,788	$2,985,000	$28,163,788	$2,985,000

10.	Business Combinations

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

The Company allocated the purchase price of the assets acquired as follows:

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

Overview of Amish Naturals

Amish Naturals, Inc. commenced sales of its products, and therefore is no longer considered to be a development stage enterprise. During the period from January 1, 2006 (commencement of operations) to March 30, 2008, Amish Naturals raised capital in the form of short-term notes payable, the sale of shares of our common stock, the exercise of warrants to purchase shares of our common stock, and through the issuance of two long term convertible debt instruments. The proceeds of the notes payable were used to acquire a production facility site and the equipment that management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. The proceeds from the exercise of warrants were used for working capital. The proceeds from the long term convertible debt were used to retire short term debt and for working capital, expansion of distribution and production facilities and product development. We produce a line of natural organic, kosher pasta products and related items that are sold through food product distributors.

On October 27, 2006 we completed a merger with FII, Inc. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a “reverse merger” and the financial statements are those of the former private company. In connection with the merger, we raised $2,628,022 through the sale of 2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase ½ share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants have any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII. During the year ended September 30, 2007 all of the warrants were exercised with net proceeds of $1,301,814. In February 2007, we raised $1,395,965 through the sale of 664,745 shares of our common stock and obtained $300,000 from a short-term note payable. In July and August 2007 we obtained an additional $600,000 from short term notes payable. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. The $900,000 of short term notes payable were repaid with a portion of the proceeds of the convertible note payable. In February 2008 we closed on the sale of a senior secured convertible note in the principal amount of $3,125,000. The proceeds of this financing were used for working capital.

In March 2007, we commenced producing product for sale. During the three and six month periods ended March 30, 2008, we shipped products with total gross sales price of $507,523 and $712,695, respectively. At March 30, 2008 we had inventories of finished goods and raw materials with total cost of $995,231.

There is no historical financial information about us upon which to base an evaluation of our performance. Although we have started to realize revenues from our operations, we cannot guarantee we will be successful in our core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations for the three and six month periods ended March 30, 2008 and 2007

During the three and six month periods ended March 30, 2008, we had a loss of $2,789,415 and $4,947,065, respectively. Our loss during the same periods in the prior year were $777,205 and $1,464,732, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations as they mature, initial sales and marketing activities and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006. During the three and six month periods ended March 31, 2007 our operations were limited to the acquisition and installation of certain of our equipment and introducing our products to distributors and retail organizations. We commenced sales of our products in May 2007.

Our Board of Directors authorized the grant of options to purchase 4,790,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options ranged from $1.00 per share to $3.09 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $3,391,830. We are amortizing this amount over the vesting period of each option. We charged $394,854 and $706,885 to expense during the three and six month periods ended March 30, 2008 respectively and we recorded $136,092 and $226,819 Theses amounts and the cash discounts and fees we paid total $8,261,771. We recorded this amount as a discount against the notes payable and accrete this balance to interest expense over the two and three year lives of the notes.

We commenced sales of our products in May, 2007 and recorded gross sales of our products totaling $507,523 and $712,695 during the three and six month periods ended March 30, 2008. We incur slotting fees with certain customers when we commence sales to them. We record these amounts as a reduction of gross sales when they are paid. We expect to continue to incur slotting fees in the future and therefore net sales will be substantially less than gross sales.

Marketing expenses increased from $151,627 during the three and six month periods in 2007 to $207,255 and $399,227 during the same periods in 2008. This increase is consistent with our increasing sales, and we expect these expenses to continue to increase as our sales increase.

General and administrative expenses increased $610,209 and $1,328,320 to $1,064,989 and $2,004,826 for the three and six month periods in 2008 compared to the same period in 2007. The following describes the increases in these costs during the three and six month period in 2008 compared to the same period in 2007:

        Administrative salary and related costs increased $255,753and $178,891 as a result of the increase in the number of employees required by our increasing activities and the employment of our Chief Operating Officer in late December 2006. Employee insurance costs increased $31,221 and $77,578 during the three and six month periods in the current year.

        We started recording depreciation and amortization expenses in March 2007. These costs were $208,951 and $91,497 in the three and six month periods in 2008.

        Travel and lodging costs increased $15,701 and $71,609 as we increased our efforts to implement our business plan.

        We incurred moving expenses of $34,142 in 2007 related to the relocation of our administrative and shipping activities to a new location.

        The balance of the increase relates to general office expenses as a result of our increase in administrative activities.

Product development costs increased in the three month period in 2008 compared to 2007 as we commence development of our line of penne pasta.

Professional fees were increased in 2008 as a result of fees associated with the filing of our registration statement in 2008 and our application for patent.

Stock based charges increased as a result of the increase in the number of options that we have granted to employees.

The increase in interest expense resulted from the accretion of the debt discount on our convertible notes entered into in September 2007 and February 2008.

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

The acquisition of Prima Pasta, Inc. provides us with additional equipment and a second brand name that has shelf space and existing customers. We believe that the additional brand will enhance Amish’s market presence and the equipment will provide additional productive capacity.

The acquisition of Schlabach Amish Wholesale Bakery, LLC provides us with a complementary line of products.

Liquidity and Capital Resources

At March 30, 2008, our total assets were $6,570,380, which included cash balances of $1,856,027. Our total liabilities were $3,111,072, which is net of discount on our convertible notes payable of $7,246,861. Our working capital was $2,734,362 at March 30, 2008.

Despite our negative cash flows from operations of $3,262,963 and $4,020,197 for the six month period ended March 30, 2008 and the year ended September 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. We received approximately $5,470,000 of net proceeds of which $900,000 was used to repay debt. In February 2008 we closed on a senior secured convertible with face amount of $3,125,000. Our net proceeds from this financing was $2,100,000.

We are required to achieve certain financial milestones during the term on this note. We did not achieve the milestone requirements for the period ended December 30, 2007 and therefore the conversion price of this note was changed to $0.83 per share.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at March 30, 2008.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Company issued the Convertible Note and the Warrants in exchange for aggregate gross proceeds of $3.125 million. The Note is convertible into shares of Common Stock at an initial conversion price of $1.75 per share, which is subject to adjustment. The Series E Warrant is immediately exercisable, expires on the seventh anniversary of its issuance and entitles its holder to purchase up to 5,000,000 shares of Common Stock at an initial exercise price of $1.1056 per share. The Series F Warrant is immediately exercisable, expires on the ninth anniversary of its issuance and entitles its holder to purchase up to 2,500,000 shares of Common Stock at an initial exercise price of $0.001 per share. The details of these transactions are in a Current Report on Form 8-K filed on February 20, 2008.

The Note, Shares of Common Stock and the Warrants were issued to an institutional accredited investor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated by the Commission thereunder.

Item 6. Exhibits

Exhibit Number	Description

10.12 *	Securities Purchase Agreement dated February 20, 2008.
10.13 *	Registration Rights Agreement dated February 20, 2008.
10.14 *	Form of Senior Secured Convertible Note.
10.15 *	Form of Warrant.
10.16 *	Form of Placement Agent Warrant.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008
**Filed	with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2008	Amish Naturals, Inc. (Registrant) /s/ David C. Skinner, Sr. David C. Skinner, Sr. President, Chief Executive Officer, and Director