Form 10QSB
period 2008-06-30
Amish Naturals, Inc.
filed 2008-08-14
CIK 1179651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 29, 2008

                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____ to ______

                          Commission File No. 000-50662

                              AMISH NATURALS, INC.
                              --------------------
              (Exact Name of Small Business Issuer in its Charter)

           Nevada                                               98-0377768
           ------                                               ----------
(State or Other Jurisdiction                                 (I.R.S. Employer
    of Incorporation or                                    Identification No.)
       Organization)

                    6399 State Road 83, Holmesville, OH 44633
                    -----------------------------------------
          (Address and telephone number of Principal Executive Offices)

                                 (330) 674-0998
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Yes  |_|     No  |X|

     Number of shares outstanding as of the close of business on August 12, 2008: 45,332,029

                                                          NUMBER OF SHARES
         TITLE OF CLASS                                     OUTSTANDING
------------------------------                            ----------------
Common Stock, $0.001 par value.                                ______

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I.  FINANCIAL INFORMATION



                              Amish Naturals, Inc.

                 Index to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007



Consolidated Financial Statements of Amish Naturals, Inc.:

      Consolidated Balance Sheet, June 29, 2008                            2

      Consolidated Statement of Operations For the Three-Month and
        Nine-Month Periods Ended June 29, 2008 and June 30, 2007           3

      Consolidated Statement of Cash Flows For the Nine-Month Periods
        Ended June 29, 2008 and June 30, 2007                              4


Notes to the Financial Statements                                          7


                                   Amish Naturals, Inc.

                                Consolidated Balance Sheet
                                       June 29, 2008
---------------------------------------------------------------------------------------

                                     ASSETS

Current assets:
      Cash                                                                $    601,847
      Accounts receivable-trade                                                338,292
      Inventories                                                              706,330
      Prepaid insurance                                                             50
                                                                          ------------

           Total current assets                                              1,646,519


Property and equipment, net of accumulated depreciation of $384,223          3,025,712

Intangible assets, net of accumulated amortization of $22,140                  306,835

Deposits                                                                           139
                                                                          ------------

Total assets                                                              $  4,979,205
                                                                          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable - trade                                            $    280,542
      Accrued expenses                                                          90,280
      Capital lease obligations - current portion                                8,563
      Note payable - current portion                                            15,441
                                                                          ------------

           Total current liabilities                                           394,826

Accrued interest                                                               126,802
Convertible notes payable, net of discount of $6,298,314                     3,320,436
Capital lease obligations                                                       29,075
Note payable                                                                    24,038
                                                                          ------------

Total liabilities                                                            3,895,177
                                                                          ------------

Commitments and contingencies
Shareholders' equity:
      Series A convertible preferred, $0.001 par value,
        20,000,000 shares authorized, none issued                                   --
      Common stock, $0.001 par value, 560,000,000 shares
        authorized, 45,332,029 shares issued and outstanding                    45,332
      Additional paid-in capital                                            13,489,707
      Accumulated deficit                                                  (12,451,011)
                                                                          ------------

Total shareholders' equity                                                   1,084,028
                                                                          ------------


Total liabilities and shareholders' equity                                $  4,979,205
                                                                          ============

    The accompanying notes are an integral part of the financial statements.

                              Amish Naturals, Inc.

                      Consolidated Statement of Operations
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007
----------------------------------------------------------------------------------------------------

                                          For the         For the         For the         For the
                                        Three-Month     Three-Month     Nine-Month      Nine-Month
                                       Period Ended    Period Ended    Period Ended    Period Ended
                                       June 29, 2008   June 30, 2007   June 29, 2008   June 30, 2007
                                       -------------   -------------   -------------   -------------
Sales
      Gross sales                      $    582,982          33,012    $  1,295,677          33,012
      Less: discounts and allowances       (117,470)         (4,316)       (171,647)         (4,316)
      Less: slotting fees                  (165,653)         (1,490)       (287,164)         (1,490)
                                       ------------    ------------    ------------    ------------
Net sales                                   299,859          27,206         836,866          27,206
Cost of sales                              (781,762)        (16,533)     (1,473,433)        (16,533)
                                       ------------    ------------    ------------    ------------
Gross profit                               (481,903)         10,673        (636,567)         10,673
Operating expenses:
      Marketing                             177,640         207,000         576,867    $    462,301
      General and administrative            790,419         548,169       2,795,245       1,223,675
      Product development                    12,787         130,849         126,291         259,861
      Professional fees                      73,650         277,674         404,382         458,978
      Stock based charges                   405,686         206,397       1,112,571         433,216
                                       ------------    ------------    ------------    ------------

           Total operating expenses       1,460,182       1,370,089       5,015,356       2,838,031
                                       ------------    ------------    ------------    ------------

Operating loss                           (1,942,085)     (1,359,416)     (5,651,923)     (2,827,358)
                                       ------------    ------------    ------------    ------------
Other income (expense):
      Interest income                         5,169           4,447          32,381          13,796
      Interest expense                   (1,014,947)         (7,674)     (2,279,386)        (12,813)
                                       ------------    ------------    ------------    ------------

           Total other expense           (1,009,778)         (3,227)     (2,247,005)            983
                                       ------------    ------------    ------------    ------------

Net loss                               $ (2,951,863)   $ (1,362,643)   $ (7,898,928)   $ (2,826,375)
                                       ============    ============    ============    ============
Net loss per common share -
  basic and diluted                    $      (0.07)   $      (0.03)   $      (0.18)   $      (0.07)
                                       ============    ============    ============    ============
Weighted average number of
  shares outstanding - basic
  and diluted                            45,295,517      42,622,153      44,638,460      41,966,834
                                       ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.


                              Amish Naturals, Inc.

                      Consolidated Statement of Cash Flows
        For the Nine-Month Periods Ended June 29, 2008 and June 30, 2007
------------------------------------------------------------------------------------------
                                                                 For the       For the
                                                               Nine-Month     Nine-Month
                                                              Period Ended   Period Ended
                                                              June 29, 2008  June 30, 2007
                                                              -------------  -------------
Cash flows used in operating activities:
      Net loss                                                 $(7,898,928)   $(2,826,375)
      Adjustments to reconcile net
        loss to net cash used in
        operating activities:
           Depreciation and amortization                           298,340         73,702
           Stock-based compensation                              1,112,531        433,216
           Accretion of debt discount                            1,855,380             --
           Interest paid in stock                                       --             --
           Accrued interest cancelled in exchange for shares       205,500         29,835
           Changes in operating assets and liabilities:
               Increase (decrease) in:
                  Accounts receivable                             (262,215)       (20,282)
                  Inventory                                       (256,628)      (502,412)
               Increase (decrease) in:
                  Accounts payable - trade                         255,728        179,139
                  Accrued liabilities                               90,280             --
                  Accrued payroll taxes                                 --         (9,101)
                  Accrued interest                                 126,802        201,101
                                                               -----------    -----------
Net cash used in operating activities                           (4,473,210)    (2,441,177)
                                                               -----------    -----------
Cash flows used in investing activities:
      Acquisition of equipment                                    (700,954)    (1,118,565)
      Acquisition of intangible assets                            (203,975)            --
      Deposits                                                          --         (8,358)
                                                               -----------    -----------
Net cash used in investing activities                             (904,929)    (1,126,923)
                                                               -----------    -----------
Cash flows provided by financing activities:
      Proceeds from the sale of shares and exercise of
        warrants and options                                        50,000      1,301,814
      Proceeds from issuance of common stock                            --      4,029,196
      Proceeds from loans                                        2,175,000             --
      Redemption of shares                                              --       (249,782)
      Repayment of loans and capital leases                        (15,556)    (1,399,930)
                                                               -----------    -----------
Net cash provided by financing activities                        2,209,444      3,681,298
                                                               -----------    -----------
Net increase in cash                                            (3,168,695)       113,198
Cash - beginning of period                                       3,770,542        186,258
                                                               -----------    -----------
Cash - end of period                                           $   601,847    $   299,456
                                                               ===========    ===========


    The accompanying notes are an integral part of the financial statements.


                              Amish Naturals, Inc.

                      Consolidated Statement of Cash Flows
        For the Nine-Month Periods Ended June 29, 2008 and June 30, 2007
-------------------------------------------------------------------------------------------

                                                              For the          For the
                                                            Nine-Month        Nine-Month
                                                           Period Ended      Period Ended
                                                           June 29, 2008     June 30, 2007

                Supplemental Disclosure of Cash Flow Information

Interest paid                                              $       4,413     $          --
Income taxes paid                                          $          --     $          --

                                 Non Cash Items

Shares issued upon conversion of debt                      $     219,066     $          --
Warrants issued with imbedded conversion feature           $   8,122,280     $          --







    The accompanying notes are an integral part of the financial statements.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007

1.   Description of Business
     -----------------------

     Amish Naturals, Inc., (the "Company") was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation
     ---------------------------

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

     Use of Estimates

     Preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates are the determination of the useful lives of property and equipment, the valuation of the discount on the convertible note payable and the determination of the valuation reserve of the United States income tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

     At June 29, 2008, the Company's financial instruments are cash and cash equivalents, accounts receivable-trade, accounts payable-trade, accrued liabilities, note payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

     Cash

     The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 29, 2008, the Company's cash and cash equivalents were deposited primarily in one financial institution.

     At June 29, 2008, the Company had $501,847 on deposit that exceeded the United States (FDIC) federally insurance limit.

     Inventories

     The Company uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories. Transportation costs are charged to cost of sales when incurred.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Identifiable Intangible Assets

     Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the intangible asset is written down to its fair value. Intangible assets at June 29, 2008 consist of customer lists, acquired recipes and trade names acquired in September and October 2007. Amortization expense is recorded over the estimated life of ten years and commenced in October 2007.

     Future amortization of intangible assets is as follows for the years ending June 29:

           2009                                      $          32,897
           2010                                                 32,897
           2011                                                 32,897
           2012                                                 32,897
           2013 and beyond                                     175,247

     Impairment or Disposal of Long-Lived Assets

     The Company accounts for its long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Revenue Recognition and Accounts Receivable-Trade

     Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Collectibility is estimated considering the credit conditions of its customers and the payment history of each customer. Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at June 29, 2008.

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

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Share Based Payment

     The Company accounts for employee stock-based payments using the fair value method provided in Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. The fair value of options granted will be recognized as compensation expense over the vesting period of the options. The Company accounts for non-employee stock-based payments using the fair value method provided by SFAS No. 123R. When stock options are granted to non-employees, the Company will estimate the fair value of the award and recognize related expenses over the performance period as prescribed by EITF 96-18: Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. No share based payments have been granted at June 29, 2008.

     Basic and Diluted Loss Per Share

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of June 29, 2008, the Company had outstanding stock options that can be converted into 4,790,000 shares of common stock, warrants to purchase 49,022,000 shares of common stock, and a note payable that can be converted into 20,961,397 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

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

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

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

     Advertising Costs

     Advertising costs will be expensed when they are incurred. Advertising expense totaled $5,850 and $17,840 for the three-month and nine-month periods ended June 29, 2008, respectively. There were no advertising costs in the comparable periods in the pior year.

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

     Contingencies

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the

     Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Comprehensive Income or Loss

     be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

     The Company has no items of other comprehensive income or loss in the nine-month periods ended June 29, 2008 or June 30, 2007. Therefore, net loss as presented in the Company's Consolidated Statement of Operations equals the comprehensive loss.

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

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     New Accounting Pronouncements, Continued

     Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company's consolidated financial statements and related disclosures. The Company adopted SAB 108 effective as of January 1, 2007. The adoption of SAB 108 did not impact the Company's financial statements.

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

3.   Inventories
     -----------

     The inventories as of June 29, 2008 are as follows:

     Raw materials and packaging                                   $434,203
     Finished goods                                                 270,167
     Supplies and other                                               1,960
                                                                   --------

     Total                                                         $706,330
                                                                   ========

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007

4.   Property and Equipment
     ----------------------

     The following is a summary of property and equipment, at cost as of June 29, 2008:

     Buildings and improvements                                $ 1,007,276
     Plant equipment                                             2,181,999
     Office equipment                                              162,765
     Assets under capital lease                                     47,895
                                                               -----------

         Total property and equipment                            3,399,935

            Less: accumulated depreciation                        (384,223)
            Land                                                    10,000
                                                               -----------

     Property and equipment, net                               $ 3,025,712
                                                               ===========

     Property and equipment was placed in service during March 2007. Depreciation expense for the three and nine-month periods ended June 29, 2008 and June 30, 2007 was $86,648, $276,200, $56,004 and $73,702,
     respectively.

5.   Long Term Debt
     --------------

     Convertible Note Payable

     In September 2007, the Company entered into a convertible note payable with principal balance of $6 million. The note bears interest at 9.25% per annum and is due September 10, 2010. Interest is payable in arrears quarterly in shares of the company's common stock with the first interest date being October 1, 2007. The note was initially convertible into 6,626,506 shares of the Company's common stock at any time. In March and April 2008, $600,000 of the principal was converted into 822,819 shares of common stock. As part of the transaction, the Company issued warrants to purchase an aggregate of 6,389,322 shares of the Company's common stock at initial exercise prices ranging from $1.88 to $3.00 per share. The warrants may be exercised at any time and expire on September 10, 2014. As a result of the convertible note transaction in February 2008, the exercise price of these warrants was reduced to $1.11 per share. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid. The Company may repay without penalty up to one third of the principal balance of the note on each anniversary date. The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007

5.   Long Term Debt, Continued
     -------------------------

     The Company is required to achieve certain financial milestones during the term on this note. The Company did not achieve the milestone requirements for the periods ended December 31, 2007, March 30, 2008, and June 29, 2008. Therefore the conversion price of this note and the exercise price of the warrants was changed to $0.83 per share on February 24, 2008, and to $0.41 per share on May 24, 2008 and will be changed to the lower of the current conversion price, the arithmetic weighted average price of the Company's common shares for the fifteen consecutive trading days prior to August 24, 2008, or the arithmetic average of the weighted average price of the Company's common shares for the three days with the lowest weighted average price during the fifteen trading days ended August 24, 2008. As the price of the Company's shares of common stock is currently less than the current conversion and exercise price, the Company expects the conversion price of the note and exercise price of the warrants will decrease and the number of shares to be issued upon exercise and conversion will increase.

     The values of the imbedded conversion feature of the note and the warrants together with the costs associated with the loan have been recorded as a discount on the note and are being accreted as interest expense over the life of the note.

     Convertible Note Payable

     In February 2008, the Company entered into second convertible note with $4,218,750 due at maturity. The note bears interest at 10%, which was prepaid, is convertible into shares of the Company's common stock at $1.75 per share and is due in two years. In connection with this note, the Company issued warrants to purchase 5 million shares of its common stock with an exercise price of $1.10 per share and warrants to purchase 2.5 million shares with an exercise price of $0.001 per share. The warrants have a life of 9 years.

     At June 29, 2008, the balances of the notes and discounts are:

           Note payable                                          $   9,618,750
           Note discount:
               Imbedded conversion feature     $ 1,301,575
               Warrants                          4,430,595
               Costs                             2,529,601
                                                 ----------
                    Total                             8,261,771

           Accretion through June 29, 2008            1,963,457
                                                   ------------
           Unaccreted balance                                        6,298,314
                                                                 -------------
           Balance, June 29, 2008                                $   3,320,436
                                                                 =============

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007

5.   Long Term Debt, Continued
     -------------------------

     Note Payable

     Note payable, with interest at 10.25% per
     annum, payable in monthly installments of
     $1,599 per month with the final payment
     due November 1, 2010, and collateralized
     by software                                                    $39,479

          Less: amount due within one year                           15,441
                                                                    -------
     Note payable, due after one year                               $24,038
                                                                    =======

     Capital Lease Obligations

     Capital lease obligations, due in sixty monthly
     installments of $992 with the final payment due
     April 2012, and collateralized by equipment                    $37,638

          Less: amount due within one year                            8,563
                                                                    -------

     Capital lease obligations, due after one year                  $29,075
                                                                    =======

     Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending June 29:

                                                                       Capital
                                                        Long-Term       Lease
                                                          Debt       Obligations

      2009                                             $     15,441  $  11,909
      2010                                                9,635,854     11,909
      2011                                                    6,934     11,909
      2012                                                       --     9,428

      Total                                            $  9,658,229     45,155
                                                       ------------ ------------
          Less: amount representing interest on
           capital lease payments                                        7,517
                                                                    ------------

      Present value of minimum capital lease payments               $   37,638
                                                                    ============

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007


6.   Contingencies, Risks, Uncertainties, Managements Plan and Concentrations
     ------------------------------------------------------------------------

     Financial Results, Liquidity and Management's Plan

     At June 29, 2008, the Company has incurred losses for the three and nine-month periods ended June 29, 2008 of $2,951,863 and $7,898,928, respectively. Despite its negative cash flows from operations of $4,473,210 and $2,441,177 for the nine-month periods ended June 29, 2008 and June 30, 2007, respectively, the Company has been able to obtain operating capital through private equity and debt funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

     Financial Results, Liquidity and Management's Plan, Continued

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

     Operating Leases

     The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments are as follows at June 29, 2008:

        2009                                  $    16,200
        2010                                       16,200
        2011                                       16,200
        2012                                       13,500
        2013 and after                                -0-
                                              -----------

        Total minimum lease payments          $    66,150
                                              ===========

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                        June 29, 2008 and June 30, 2007

6.   Contingencies, Risks, Uncertainties, Managements Plan and Concentrations,
     -------------------------------------------------------------------------
     Continued
     ---------

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

7.   Equity Transactions
     -------------------

     Common Stock

     Sale of Common Stock, Continued
     -------------------------------

     In February 2007, the Company sold in a private placement 664,745 shares of its common stock for cash at $2.10 per share to 26 investors. The net proceeds of this placement were $1,395,965.

     In November 2007, the Company issued 50,000 shares of its common stock upon exercise of stock options at $1.00 per share.

     Issuance of Common Stock
     ------------------------

     In February 2008 and April 2008 the Company issued 193,818 and 135,397, respectively, shares of its common stock in payment of interest accrued on its convertible note

     In March and April 2008, the Company issued 685,682 and 137,137, respectively, shares of its common stock upon conversion of a total of $600,000 of its convertible note payable.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007


7.   Equity Transactions, Continued
     ------------------------------

     Options Activity
     ----------------

     A summary of the option activity as of June 29, 2008, and changes during the year then ended is presented below:

                                                                          Average
                                                          Weighted       Remaining     Aggregate
                                           Number of       Average      Contractual    Intrinsic
                                            Options     Exercise Price  Term (Years)     Value
     Outstanding at September 30, 2007     2,985,000     $     1.12            2.5     $3,331,050
         Granted                           2,040,000           1.83              -              -
         Exercised                           (50,000)         (1.00)             -              -
         Forfeited                          (210,000)         (1.00)             -              -
         Expired                                   -              -              -              -
                                          ----------     ----------      ----------    ----------

     Outstanding at June 29, 2008          4,765,000     $     1.47             3.5    $        -
                                          ==========     ==========      ==========    ==========
     Exercisable at June 29, 2008          1,082,500     $     1.04             3.2    $        -
                                          ==========     ==========      ==========    ==========

     The Company recognizes compensation expense using the straight-line method over the requisite service period.

     At June 29, 2007, the Company had $3,208,773 of unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 39 months.

     Exercise of Warrants
     --------------------

     In December 2006, the Company issued 388,889 shares of its common stock upon exercise of warrants at a price of $0.90 per share. The net proceeds of this exercise were $350,000.

     In February 2007, warrants to purchase 500,000 shares of the Company's common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $449,980.

     In June 2007, warrants to purchase 561,111 shares of the Company's common stock were exercised. The exercise price of $0.90 per share resulted in net proceeds to the Company of $504,880.

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007

7.   Equity Transactions, Continued
     ------------------------------

     Warrants Outstanding

                                                                      Weighted
                                                                       Average
                                                      Number of       Warrants
                                                      Warrants         Price
                                                     ----------       --------
     Outstanding, September 30, 2007                  6,389,322       $   0.41
         Issued                                       7,500,000           0.41
         Exercised                                           --          --
         Repricing adjustment                        35,132,679           0.41
                                                     ----------       --------

     Outstanding, June 29, 2008                      49,022,001       $   0.41
                                                     ==========       ========

     Exercisable, June 29, 2008                      49,022,001       $   0.41
                                                     ==========       ========

     Shares Reserved for Future Issuance

     The Company has reserved shares for future issuance upon exercise of outstanding options, warrants and the conversion of the note payable as follows:

     Options                                                      4,765,000
     Warrants                                                    49,022,001
     Conversion feature                                          20,961,397
                                                                 ----------

     Reserved shares at June 29, 2008                            74,748,398
                                                                 ==========

8.   Share-Based Payment
     -------------------

     The Company has granted options to purchase 4,765,000 shares of its common stock to officers, directors, employees and consultants. The exercise price of these options range from $1.00 per share to $2.30 per share, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant, and have a life of 5 years.

     The assumptions used in the Black-Scholes option pricing model for the stock options granted during the nine-month period endeds June 29, 2008 and June 30, 2007 were as follows:

                              Amish Naturals, Inc.

                 Notes to the Consolidated Financial Statements
                             As of June 29, 2008 and
                For the Three-Month and Nine-Month Periods Ended
                         June 29, 2008 and June 30, 2007


8.   Share-Based Payment, Continued
     ------------------------------

                                                                For the              For the
                                                              Nine-Month           Nine-Month
                                                             Period Ended         Period Ended
                                                             ------------         ------------
                                                             June 29, 2008        June 30, 2007
     Risk-free interest rate                                 2.14 to 3.50%       4.23% to 4.35%
     Expected volatility of common stock                      92% to 100%          68% to 98%
     Dividend yield                                              $0.00                $0.00
     Expected life of options                                   5 years              5 years
     Weighted average fair market value of options granted       $1.30                $0.65

9.   Earnings Per Share
     ------------------

     In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period. The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company's common stock at the measurement date. As of June 29, 2008, all potentially dilutive common stock equivalents amounted to 44,638,460 shares.

     The following table illustrates the computation of basic and diluted net loss per share:

                                 For the         For the        For the           For the
                               Three-Month     Three-Month    Nine-Month        Nine-Month
                              Period Ended    Period Ended   Period Ended      Period Ended
                              June 29, 2008   June 30, 2007  June 29, 2008     June 30, 2007
                              -------------   -------------  -------------    --------------
     Numerator:
         Net loss             $ (2,951,863)   $ (1,362,643)     (7,898,928)     (2,826,375)
     Denominator:
         Denominator for
          basic and diluted
          net loss per
          share-weighted
          average number of
          common shares
          outstanding           45,295,517      43,622,153      44,638,460      41,966,834
                              ------------    ------------    ------------     -----------
     Basic and
       diluted net
       loss per
       share                  $      (0.07)   $      (0.03)          (0.18)          (0.07)
                              ============    ============    ============     ===========

     -----------------------------

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive since the Company reported net losses in all the reporting periods:

                             For the         For the         For the         For the
                           Three-Month     Three-Month     Nine-Month      Nine-Month
                          Period Ended    Period Ended    Period Ended    Period Ended
                          June 29, 2008   June 30, 2007   June 29, 2008   June 30, 2007
                          -------------   -------------   -------------   -------------
     Options to
       purchase
       shares of
       common stock           4,765,000       4,765,000       4,765,000       4,765,000
     Warrants to
       purchase
       shares of
       common stock          49,022,001      49,022,001      49,022,001      49,022,001
     Convertible
       note payable          20,961,397              --      20,961,397              --
                          -------------   -------------   -------------   -------------

     Total                   74,748,398      53,787,001      74,748,398      53,787,001
                          =============   =============   =============   =============

10.  Business Combinations
     ---------------------

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


     The Company allocated the purchase price of the assets acquired as follows:

     Land and building                                             $ 50,000
     Inventory                                                       50,000
     Equipment                                                      350,000
     Intangible assets                                              300,000
                                                                   --------
     Total                                                         $750,000
                                                                   ========

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See "Forward Looking Statements" elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

                           OVERVIEW OF AMISH NATURALS

Amish Naturals, Inc. commenced sales of its products, and therefore is no longer considered to be a development stage enterprise. During the period from January 1, 2006 (commencement of operations) to June 29, 2008, Amish Naturals raised capital in the form of short-term notes payable, the sale of shares of our common stock, the exercise of warrants to purchase shares of our common stock, and through the issuance of two long term convertible debt instruments. The proceeds of the notes payable were used to acquire a production facility site and the equipment that management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. The proceeds from the exercise of warrants were used for working capital. The proceeds from the long term convertible debt were used to retire short term debt and for working capital, expansion of distribution and production facilities and product development. We produce a line of natural, organic and kosher pasta products and related items that are sold through food product distributors.

On October 27, 2006 we completed a merger with FII, Inc. As the now-former stockholders of the former private company hold the majority of our outstanding common stock after the merger, the transaction has been accounted for as a "reverse merger" and the financial statements are those of the former private company. In connection with the merger, we raised $2,628,022 through the sale of
2.9 million equity units. Each unit includes one share of our common stock and a warrant to purchase 1/2 share of our common stock. Each unit sold for $.90. Neither the shares nor the warrants have any registration rights. We used a portion of the proceeds of this private placement to repay the note payable in full and to redeem shares of FII held by the former majority stockholder of FII. During the year ended September 30, 2007 all of the warrants were exercised with net proceeds of $1,301,814. In February 2007, we raised $1,395,965 through the sale of 664,745 shares of our common stock and obtained $300,000 from a short-term note payable. In July and August 2007 we obtained an additional $600,000 from short term notes payable. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. The $900,000 of short term notes payable were repaid with a portion of the proceeds of the convertible note payable. In February 2008 we closed on the sale of a senior secured convertible note in the principal amount of $3,125,000. The proceeds of this financing were used for working capital.

In March 2007, we commenced producing product for sale. During the three and nine month periods ended June 29, 2008, we shipped products with total gross sales price of $582,982 and $1,295,677, respectively. At June 29, 2008 we had inventories of finished goods and raw materials with total cost of $706,330 and receivables related to the sales of our products to our customers of $338,292.

There is no historical financial information about us upon which to base an evaluation of our performance. Although we have started to realize revenues from our operations, we cannot guarantee we will be successful in our core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations for the three and nine month periods ended June 29, 2008 and June 30, 2007

During the three and nine month periods ended June 29, 2008, we had a loss of $2,951,863 and $7,898,928, respectively. Our loss during the same periods in the prior year were $1,351,970 and $2,826,375, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations as they mature, initial sales and marketing activities and stock option expenses, as detailed below. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006. Prior to May, 2007 our operations were limited to the acquisition and installation of certain of our equipment and introducing our products to distributors and retail organizations. We commenced sales of our products in May 2007.

Our Board of Directors authorized the grant of options to purchase 4,765,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options ranged from $1.00 per share to $3.09 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $4,750,404. We are amortizing this amount over the vesting period of each option. We charged $405,686 and $1,112,571 to expense during the three and nine month periods ended June 29, 2008 respectively and we recorded $206,397and $433,216 during the same periods in the prior year. The current market price of our shares is substantially less the exercise price of all of our outstanding options, and therefore the options have no intrinsic value.

We entered into two convertible debt financing transactions. We calculated the value of the embedded conversion features of these notes and the value of the warrants to purchase shares of our common stock issued in connection with these convertible notes payable using the Black Sholes Option Pricing Model. The total value of these items and the cash costs associated with these financing transactions, which total $8,261,771, have been recorded as debt discount. We accrete this amount as interest expense over the term of the notes.

We recorded $1,014,947 and $2,279,386 as interest expense during the three and nine month periods ended June 29, 2008, as follows:

                                   Three Month Period         Nine Month Period
                                   ------------------         -----------------


   Accretion of debt discount         $  886,153                  $1,855,380

   Interest on convertible debt          126,802                     398,842

There was no interest on convertible debt or accretion of debt discount during the three and nine month periods in 2007.

The interest on convertible debt was paid through the issuance of shares of our common stock.

We commenced sales of our products in May, 2007 and recorded gross sales of our products totaling $582,982 and $1,295,677 during the three and nine month periods ended June 29, 2008. We incur slotting fees with certain customers when we commence sales to them. We record these amounts as a reduction of gross sales when they are paid. We expect to continue to incur slotting fees in the future and therefore net sales will be substantially less than gross sales.

Marketing expenses increased from $207,000 and $462,301 during the three and nine month periods in 2007 to $177,640 and $576,867 during the same periods in 2008. This increase is consistent with our increasing sales, and we expect these expenses to continue to increase as our sales increase.

Cost of sales during the three and nine month periods in 2008 were substantially greater than gross sales. We believe that this is a result of our inability to produce product in a cost effective and efficient manner.

     Our cost of raw materials were higher than expected as commodity prices have increased faster than we have been able to raise our prices and we were not able to purchase economic quantities

     Incoming freight costs were higher than we expected

     We were not able to produce our products in economic quantities, therefore incurring more labor and using more material than we expected.

     Our outgoing freight costs were higher than expected due to the increased energy costs and less than truckload shipments.

We have taken steps to lessen the impact of these factors. We have reduced payroll by eliminating production and supervisory positions and have reduced our occupancy costs by terminating leases on two facilities. We raised the prices of our products about 10% effective September 1, 2008. Although we do not believe that these steps will enable us to operate at a profit at our current sales levels, we believe that these steps will reduce significantly our negative operating cash requirements.

During the three month period ended June 29, 2008 general and administrative expenses increased $242,250 to $790,419 from $548,169 in the same period in 2007. These expenses in 2008 increased $1,571,570 for the nine month period in 2008 compared to the same period in 2007. The following describes the increases in these costs during the three and nine month period in 2008 compared to the same period in 2007:

Administrative salary and related costs increased $455,203 and $810,888, respectively, in the three and nine month periods in 2008 over the same periods in 2007as a result of the increase in the number of employees required by our increasing activities and the employment of our Chief Operating Officer in late December 2006. Staff reductions in July 2008 will offset a portion of this increase in the fourth quarter of our fiscal year. Employee insurance costs increased $45,115 and $103,193 during the three and nine month periods in the current year.

We started recording depreciation and amortization expenses in March 2007. These costs were $94,872 and $298,340 in the three and nine month periods in 2008.

Travel and lodging costs increased $15,530 and $68,097 as we increased our efforts to implement our business plan.

We incurred moving expenses of&141,142 in 2008 compared to $44,145 in 2007 related to the relocation of our administrative and shipping activities to a new location.

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

Land and Building                                  $   50,000
Inventory                                              50,000
Equipment                                             350,000
Intangible assets                                     300,000
                                                   ----------
Total                                              $  750,000
                                                   ==========

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

The acquisition of Schlabach Amish Wholesale Bakery, LLC provides us with a complementary line of products. In August 2008 we sold the bakery land and building for net proceeds of $56,393.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2008, our total assets were $4,979,205, which included cash balances of $601,847. Our total liabilities were $3,895,177, which is net of discount on our convertible notes payable of $6,298,314. Our working capital was $1,251,693at June 29, 2008.

Despite our negative cash flows from operations of $4,473,210 and $2,441,177 for the nine month period ended June 29, 2008 and the year ended September 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. In September 2007 we closed on the sale of a senior secured convertible note in the principal amount of $6,000,000. We received approximately $5,470,000 of net proceeds of which $900,000 was used to repay debt. In February 2008 we closed on a senior secured convertible with face amount of $3,125,000. Our net proceeds from this financing were $2,100,000.

We are required to achieve certain financial milestones during the term on these notes. We did not achieve the milestone requirements for the periods ended December 30, 2007, March 30, 2008 or June 29, 2008. Therefore the conversion price of this note and the exercise price of the warrants was changed to $0.41 per share. The conversion price of the convertible notes and the exercise price of the warrants will be changed on August 24, 2008 to the lower of the current conversion price, the arithmetic weighted average price of our common shares for the fifteen consecutive trading days prior to August 24, 2008, or the arithmetic average of the weighted average price of our common shares for the three days with the lowest weighted average price during the fifteen trading days ended August 24, 2008. As the price of our shares of common stock is currently less than the current conversion and exercise price, we expect the conversion price of the note and exercise price of the warrants will decrease and the number of shares to be issued upon exercise and conversion will increase.

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

                         OFF-BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements at June 29, 2008.

                       ITEM 3A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

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


PART II OTHER INFORMATION

Item 6.  Exhibits

Exhibit    Description
Number

31.1** Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



**Filed with this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amish Naturals, Inc.

(Registrant)

August 13, 2008                  /s/ Martin Silver
                                 -------------------------------------
                                 Martin Silver
                                 Chief Executive Officer, and Director