Form 10-K
period 2008-09-28
Amish Naturals, Inc.
filed 2009-02-13
CIK 1179651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2008 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 000-50662


                            Amish Naturals, Inc.
                            ------------------------
              (Exact name of small business issuer in its charter)


         Nevada                                       98-0377768
------------------------------               ----------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization


                   6399 State Road 83, Holmesville, Ohio 44633
                           ----------------------------------------- ----------
                           (Address of principal executive offices) (Zip Code)


                     Issuer's telephone number: (330) 674-0998


      Securities Registered Under Section 12(b) of the Exchange Act:  None
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, 0.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                 Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                             Accelerated filer   [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates (32,263,253 shares) based on the closing price as of February 9, 2009 being $.025 per share: $806,581.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,263,253 shares of Common Stock as of February 9, 2009.



Documents Incorporated by Reference: None

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-K. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

        We, Amish Naturals, Inc., are engaged in the manufacturing, marketing and selling of gourmet, all-natural, kosher, dried, organic pasta and fiber-rich pasta made with 100% organic or natural durum wheat. We manufacture, market and sell a variety of dried pastas under the Amish Naturals(TM) brand label. All of our products are made using either 100% organic or natural durum flour or organic or natural whole wheat flour. We use century-old methods of lamination, as opposed to the extruded, production-line method used by others in the pasta industry for the fettuccini and spaghetti cuts. Our mixing, sheeting, and cutting methods have been used in Amish kitchens for generations to produce a "homemade" quality, taste, and texture. Our penne pasta utilizes the same tradition of mixing and blending with the exception that the penne is produced through an extruder. Our products include Organic Plain Fettuccine, Organic Whole Wheat Fettuccine, Organic Tomato-Basil Fettuccine, Organic Garlic-Parsley Fettuccine, and Fiber-Rich Fettuccine and Spinach Fettuccine. We also have the same flavors in a bird's nest spaghetti cut and penne cut.

Business Development

Our predecessor, Amish Pasta Company was founded in September 2005 as a Nevada corporation. In October 2006, pursuant to an Agreement and Plan of Merger, Amish Pasta Company merged with and into APC Acquisition Corp., a wholly-owned merger subsidiary of FII, a then-publicly held Nevada corporation. In connection with the merger, Amish Pasta Company changed its name to Amish Naturals, Inc. and merged with and into FII, with FII surviving. On that same day, FII changed its name to Amish Naturals, Inc.

On September 20, 2007 we acquired the Amish Heritage brand of gourmet sauces from Beanies of Lancaster, Inc., including four varieties of barbeque sauce, two varieties of Amish ketchup sauce, four gourmet mustards, four fruit spreads, five soup varieties, and two hot sauces, all in a variety of flavors. We will distribute these sauces under the Amish Naturals label "Heritage Line" and have them co-packed at the seller's production facility in Lancaster, Pennsylvania. All of these sauces are all natural.

In October 2007, we acquired the assets of Prima Pasta, Inc., a Los Angeles California based corporation for $450,000. The assets include a lease of a manufacturing facility, manufacturing equipment, trademarks and manufacturing capacity for approximately twenty different pasta products as well as distribution channels. However, immediately after the closing during November 2007 all of the assets were transferred to the company's facility in Holmesville, Ohio and the company did not renew the lease. Prima Pasta produces a line of award-winning, long cut pasta products, available in specialty food stores and supermarkets such as: Ralph's and Albertson's, Gelson's, Whole Foods, Raley's, and Haggen's. We will operate the Prima Pasta business through a wholly-owned subsidiary of Amish Naturals, Inc., and will produce and sell its 100% natural products under the existing PRIMA pasta brand name.

In November 2007, we moved the manufacturing equipment acquired from Prima Pasta to our manufacturing facility in Holmesville, Ohio. We resumed production at the new location. We will be offering additional cuts of pasta under the Amish Naturals label in addition to fulfilling the existing customers of the Prima Pasta brand.

Also in October 2007, we acquired the assets of the thirty-year-old Schlabach Amish Wholesale Bakery in Benton, Ohio for $300,000. The assets include the manufacturing facility, manufacturing equipment and trademarks for a large variety of all-natural gourmet foods, featuring proprietary Amish recipes for granola, nutritional bars, and other whole grain cereal products currently offered in hundreds of retail and specialty outlets, including Whole Foods, Giant Eagle, Dutch Valley and Van Kampen. The Company will continue to manufacture Schlabach Amish Wholesale Bakery's complete line of gourmet granola products. In June 2008 we sold the bakery land and building for net proceeds of $56,393.

On August 5, 2008 David Skinner, CEO of the company stepped down and assumed the duties of Director of Manufacturing of the Pasta and Bakery divisions and Martin Silver, then Chairman of the Board assumed the duties of interim CEO. On September 2, 2008 the company closed its production facilities' attempting to have the products co-packed by third party manufacturers so the company could focus primarily on marketing. Soon thereafter, the company was advised that the investment bank was no longer going to fund the company operations and on September 9, 2008 Mr. Silver, interim CEO resigned as Chief Executive Officer, Board Chairman and Director of the company. Alexander Ngan and Carlo Vesco also resigned as Directors. The remaining Board, David Skinner and Kenneth Troyer reappointed Mr. Skinner in the Chief Executive Officer position and appointed Kenneth Troyer as the Board Chairman. On September 12, 2008 the position of the Executive Vice President and Chief Operations Officer was eliminated. The CEO implemented additional cost savings measures and reorganization of the company sales division. On September 14, 2008 the company re-opened their pasta production and bakery facility in Holmesville, Ohio and restructured the pasta and bakery production divisions to have all production of their organic and natural pastas, granolas, cereals and bakery products under one roof to conserve overhead and maximize the company production efforts.

In September 2007, the company closed on the sale of a senior secured convertible note in the principal amount of $6,000.000 to Sandell Asset Management. The net proceeds were reduced by payment of $900,000 in short term notes payable, prepayments and closing costs allowing the company to receive $5,950,000 in net proceeds for working capital (received 9/11/07). Sandell secured their funding by obtaining and recording a lien on all assets of the company. In addition, the company was restricted from issuing any of its stock, disposing of any of its secured assets or seeking outside funding without obtaining Sandell's approval. In February of 2008, Sandell funded another $3,125,000 dollars but with the deduction for prepaid interest and closing costs, the company netted $2,425,000 (received 2/22/08). These funds were also to be used for working capital. On December 31, 2008, Sandell notified the company that it was authorized to seek an investor group to acquire Sandell's financial position in the company. An investor group has not been acquired to date; however, at the request of Sandell the company continues to seek an investor group.

In October, 2007 the company began focusing on expansion of the business from the Organic and Natural Pasta Categories to the Main Line Retail sector in order to increase the overall market for the pasta sales. In this regard the company began to build a sales organization within the company as an addition to the existing sales brokers. This was a major step for the company and it depended heavily upon continued outside funding from our investment bank that had indicated additional funding for a total of ten million dollars. The company hired a National Director of Sales to begin this transition. In addition, the company wanted to expand its production to the private label sector and hired a Director for Private Label Sales. Also a new position was also created for a Marketing and New Products Manager. The company also began to focus on the expansion of the pasta category to include additional items such as microwave popcorn, Amish sauce condiments including fruit spreads, bar-b-q sauces, salad dressings under our Amish Heritage label and a line of Amish ketchups. As the company began to expand the penetration of this plan into the retail sector, additional costs began to escalate for slotting expense that was a payment required by retail grocers to put the product on the main line shelves in addition to product promotion guarantees. The cost was necessary for each individual product that was to be put on the store shelves. In addition, the company had to adhere to a category review by the retail grocers making it possible only during certain times of the year to be able to present the products the store buyer. If accepted, it would take additional time to have the product put on the shelves. Most times it would range from 3 to 6 months if the product was accepted. However, the stores required payment in advance for the slotting and promotion costs, or other agreements had to be reached that would deduct all sales until the slotting fees were paid. The company had many prepayments in addition to sales deductions. During this timeframe, the company also began to expand its other employee staff to meet the expected demand for products. Employment rose to a high of 53 employees in all departments.

The number of stores that authorized the company products began to rise during the fiscal year to over five thousand retail outlets. However, even though the stores authorized the product the time factor to place items on the shelves caused a severe financial strain on the company and the need for funding became critical.

The company's bakery also developed a new variety of high fiber granola bar in addition to three other natural flavors. The company began to focus on this new item and company resources were also directed to support this new category. It was expected that our investment bank was going to fund additional working capital for the company in the range of 4 to 6 million dollars based upon discussions with the investment bank.

Beginning in June, the company began to experience a near doubling in the cost of flour and other raw materials. Also, freight costs began to soar with the increase in fuel costs not only for transportation, but also for manufacturing. This coupled with the lack of immediate sales revenue from retail began to reduce the financial condition. The company founder and CEO stepped down to directly oversee the manufacturing operations as the Director of Manufacturing and the Board Chairman assumed the duties of interim CEO to oversee the overall business operations.

A decision was made to rely on co-packers to produce the company products and on September 2, 2008 the company ceased production at its facilities. On September 8, 2008, the investment bank refused to fund the companies' working capital and the Board accepted the resignation of the interim CEO and Board Chairman on September 9 and reappointed the founder and former CEO to immediately resume the duties of that office. Director Kenneth Troyer was nominated as Board Chairman.

On September 12, 2008, the reappointed CEO immediately terminated the companies Chief Operations Officer and Executive Vice President, and shortly thereafter terminated the position of the Director of Private Label Sales and also the Marketing Manager. The Sales division was completely reorganized to return our focus on our pasta and granola bakery direct sales to retailers. On September 14, 2008 all manufacturing, production and operation facilities were resumed under one roof in Holmesville, Ohio. At the present time the company has 15 employees in all departments.

Products

         Pastas. We manufacture, market, and sell a variety of dried pastas under the Amish Naturals(TM) brand label. All of our products are made using either 100% organic or natural durum flour or organic or natural whole wheat flour. We use century-old methods of lamination, as opposed to the extruded production-line method used by others in the pasta industry. Our mixing, sheeting, and cutting methods have been used in Amish kitchens for generations to produce a "homemade" quality, taste, and texture. Our products include Organic Plain Fettuccine, Organic Whole Wheat Fettuccine, Organic Tomato-Basil Fettuccine, Organic Garlic-Parsley Fettuccine, Fiber-Rich Fettuccine and Spinach Fettuccine. We also have the same flavors in a birds nest spaghetti cut and penne cut. We expect that our pastas will be marketed with a price range for individual selections from $2.99 to $3.99 for a 12 ounce serving.

         Sauces. On September 20, 2007 we acquired the Amish Heritage brand of gourmet sauces from Beanies of Lancaster, Inc., including four varieties of barbeque sauce, two varieties of Amish ketchup sauce, four gourmet mustards, four fruit spreads, five soup varieties, and two hot sauces, all in a variety of flavors. We will distribute these sauces under the Amish Naturals label "Heritage Line" and have them co-packed at the seller's production facility in Lancaster, Pennsylvania. All of these sauces are all natural. The Amish Heritage products, like our pastas, will be marketed with a price range for individual selection from $2.99 to $3.99 for a 12 ounce serving.

   Granola Products. In October 2007, we also acquired the assets of the 30-year-old Schlabach Amish Wholesale Bakery in Benton, Ohio. The assets include the manufacturing facility, manufacturing equipment and trademarks for a large variety of all-natural gourmet foods, featuring proprietary Amish recipes for granola, nutritional bars, and other whole grain cereal products currently offered in hundreds of retail and specialty outlets, including Whole Foods, Giant Eagle, Dutch Valley and Van Kampen. In June 2008 we sold the bakery land and building for net proceeds of $56,393.

Sales, Marketing and Distribution

        Prior to the merger, Amish Pasta Company offered its products through the internet website, www.amishpasta.com, and one distributor. We intend for our products to be sold and distributed through direct sales, wholesale, distributors, retail specialty and general supermarkets. We have agreements with various nationally recognized food brokers to coordinate our marketing and sales efforts. Effective November 1, 2006, we entered into an exclusive, national agreement with Natural Specialty Sales, Inc., a subsidiary of Acosta Sales and Marketing Co., to negotiate the sales of our natural food products through specialty stores and major food retailers in the United States. The term of the agreement is year-to-year, subject to 30 days' written notice of termination by either party for any reason or to termination without notice in the case of a default by the non-terminating party. We have a website for internet marketing at www.amishnaturals.com.

        Our products are marketed toward health-conscious and kosher-observant adults, in addition to the general pasta and specialty foods markets. We believe our consumers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

        We intend to rely primarily on brand loyalty, which we expect will create word-of-mouth momentum to promote our products. Our marketing strategy is designed to encourage consumers to try our products for the first time and develop brand loyalty. We intend to accomplish this by educating consumers about the differences between our organic, all-natural products and the competition's products, as well as through food tasting in various markets, use of advertising media, food show demonstrations, coupon incentives, participation with other food industry incentives, and other marketing methods. We will have a marketing division to coordinate all of our marketing efforts.

        Using the www.amishco-op.com website and assets it purchased from Amish Co-op, Inc. pursuant to the Asset Purchase Agreement described in "Certain Relationships and Related Transactions," below, Amish Natural Sub, Inc., our wholly-owned subsidiary, sells all-natural gourmet foods and other items, while placing an emphasis on products made by Amish families or in the Amish tradition.


Manufacturing Process

        We believe our pasta manufacturing process is one of the more important differences between our products and those of our competitors. Our products are manufactured using a "homemade" method of mixing, sheeting, rolling, and cutting each strand of pasta. We have been able to use this same method to produce large quantities with the design and set-up of our production line. This process is called "lamination." After the pasta product is cut, we use a drying system that allows our pasta to dry so that the result leaves the end-product with the right amount of moisture content once the process is completed. Ingredients are carefully measured to ensure that each pasta product is made using the ingredients in the correct proportions. Production techniques and equipment of Prima Pasta, one of the two companies acquired in October 2007, were similar to those of Amish Naturals, and we are utilizing Prima Pasta's equipment to expand our Amish Naturals cuts of pasta to include the `birds nest cut' for spaghetti and also for our natural flavors of Spinach, Tomato Basil, Garlic Parsley, Whole Wheat, Plain and High Fiber. Organic or natural wheat will be used in all Amish Natural products.

     All of our ingredients are carefully selected from suppliers that are able to demonstrate the ability to produce the quality of products that we require. All of our flours are 100% organic or natural and packaged to our requirements. The other added ingredients are also obtained from suppliers that can demonstrate that their products are kosher and, when required, organic. We do not expect material shortages or delays in the manufacture of our products. However, our products are subject to inherent risks in agriculture. We believe that there are numerous companies that could deliver the ingredients for our products under our quality specifications without a substantial increase in cost or delay in delivery. We intend to monitor our supply closely at all times to ensure the best possible ingredients and availability.


Competition

     The specialty foods industry is highly competitive. Customer choices among pasta products include fresh pasta, refrigerated pasta, mass-produced dried pasta, and specialty produced dried pasta, such as our pastas. Our products compete with those of many large companies that make mass-produced pasta products, as well as smaller companies that focus on "premium" pasta and sauces. Almost all of the companies that compete in the mass-produced pasta category are larger than us and have significantly greater resources than us.

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


Intellectual Property

     We have the following trademarks pending and/or approved registration in the United States Patent and Trademark Office: "Amish Naturals", "Amish Fiber", Amish Organics", "Amish Naturals Heritage Line" and "A Taste of Pennsylvania". Approval has been received for Amish Naturals and Amish Fiber. In connection with our acquisition of the business and substantially all of the assets of Amish Co-op, Inc., we also acquired its trademarks "Amish Pasta", which is pending registration, and "Naturally Amish Foods", which has been registered. We use appropriate copyright notices with our packaging and promotional materials. All of our employees have entered into confidentiality agreements with us, pursuant to which they have agreed to keep confidential and not use our trade secrets, including our processes, formulae, ingredients and recipes, except to our benefit. We do not have any patents. Because our manufacturing processes and recipes are not protected by patents or by registered copyrights, our competitors may be able to use our processes and recipes to compete against us notwithstanding our protection efforts. We believe that we are not infringing on the intellectual property rights of any third party, and we intend to take all necessary and appropriate action to protect against dilution or imitation of our products, packaging, and promotional materials and to defend our trademarks, copyrights, and trade secrets against such infringement.


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


Independent Certifications

     We rely on independent certification, such as certifications of our products as "organic" or "kosher," to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

     We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The California Certified Organic Farmers has certified our products as organic under the guidelines established by the USDA. Triangle K and Associates, Inc., a national kosher supervision organization, has certified our products as kosher.

Employees

     As of February 9, 2009, we had 15 employees, all of whom were full-time employees. We believe the relationship we have with our employees is good.


Item 1A  Risk Factors
------------

Risks Related to our Business

Our current financial condition has raised substantial doubt regarding our ability to continue as a going concern.

     The registered public accounting firm's report on our fiscal 2008 financial statements included elsewhere herein contains an explanation that our financial statements were prepared assuming that we will continue as a going concern. Factors such as those described in these risk factors may raise substantial doubt about our ability to continue as a going concern. Management has undertaken (i) to complete the engineering and assembly of our first commercial production line and to order the equipment for our second commercial production line, (ii) to commence sales and marketing activities, both directly and through Natural/Specialty Sales, Inc., a subsidiary of Acosta Sales and Marketing Co., and (iii) to commence production of commercial quantities of our products for inventory. We also completed a private placement of our common stock in February 2007 and a private placement of convertible debt and warrants in September 2007 to obtain additional liquidity. Notwithstanding management's undertakings, we cannot assure you that our efforts will lead us to generate meaningful gross revenues; nor can we provide any assurance that we can generate profitable operations. The financial statements included elsewhere herein do not include any adjustments that might result from the outcome of these uncertainties. The ability of our company to continue operating as a going concern will depend on our ability to sell sufficient quantities of our products to generate gross revenues in excess of our required cash expenditures and, thereafter, to generate sufficient funds to allow us to effectuate our business plan. Further, to the extent that funds for our operations and business plan are required that exceed our gross revenues, our ability to continue operating as a going concern will also depend on our ability to obtain sufficient financing, whether in the form of debt or equity. We cannot provide any assurance that we will have sufficient sales or that sufficient financing will be available to us on terms or at times that we may require. Failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

Because we have a limited operating history, it is difficult to predict our future performance.

     Amish Pasta Company was incorporated in September 2005 and, therefore, we have limited operating and financial history available to help stockholders evaluate our past performance. Moreover, our limited historical financial results may not accurately predict our future performance. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to our new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We are dependent on our chief executive officer and certain other key officers, the loss of any of whom could significantly harm our business and operations.

     We depend on the efforts of our chief executive officers and other key personnel, including David C. Skinner, Sr., our Chief Executive Officer. The loss of Mr. Skinner or other key employees could materially and adversely affect our business, financial condition, and results of operations. We do not have employment or consulting agreements with all of our executive officers and do not have key person insurance on the lives of any of them.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select the right markets and media in which to advertise. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

     o    create greater awareness of our brand;

     o identify the most effective and efficient level of spending in each market, media, and specific media vehicle;

     o determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;

     o manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;

     o select the right market, media, and specific media vehicle in which to advertise; and

     o    convert consumer inquiries into actual orders.

     Our planned marketing expenditures may not result in material revenue or generate sufficient levels of brand name and program awareness. We may not be able to manage our marketing expenditures on a cost-effective basis, whereby our customer acquisition cost may exceed the contribution to gross profit generated from each additional customer.

If aggregate production capacity in the U.S. pasta industry increases or is under-utilized, we may have to adopt an aggressive pricing strategy, which would negatively affect our results of operations.

        Our competitive environment depends on the relationship between aggregate industry production capacity and aggregate market demand for pasta products. Production capacity above market demand can have a material adverse effect on our business, financial condition, and results of operations.

The market for pasta products is highly competitive, and we face competition from many established domestic and foreign producers. We may not be able to compete effectively with these producers.

     The markets in which we operate are highly competitive. We compete against numerous well-established national, regional, local, and foreign companies in every aspect of our business, both in acquisition of raw materials and in the sales and distribution of products. We may not be able to compete effectively with these competitors, and customers may not buy our products. Some of our competitors have longer operating histories, and significantly greater brand recognition and financial and other resources, than we.

Cost increases or crop shortages in durum wheat or cost increases in packaging materials could adversely affect us.

     The costs of organic durum and whole wheat, organic ingredients, and packaging materials have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Increases in the cost of durum wheat or packaging materials could have a material adverse effect on our operating profit and margins unless and until we are able to pass increased costs along to our customers. Competitive pressures may also limit our ability to raise prices in response to increased raw or packaging material costs. Accordingly, we do not know whether, or the extent to which, we will be able to offset durum wheat or packaging material cost increases with increased product prices. We also rely on the supply of plastic, corrugated, and other packaging materials, which fluctuate in price due to market conditions beyond our control.

The sale of ingested products involves product liability and other risks.

     Like other companies that sell food products, our company faces an inherent risk of exposure to product liability claims if the consumption of our products results in illness or injury. The successful assertion or settlement of a claim or a significant number of insured claims could harm our company by adding costs to the business and by diverting the attention of senior management from the operation of the business. Our company may also be subject to claims that our products contain contaminants, are improperly labeled, or include inadequate instructions as to preparation or inadequate warnings covering food-borne illnesses or allergies. While we have product liability insurance, product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for our company, thereby reducing revenue and operating results.

We may not successfully manage growth.

     Our success will depend upon the commencement of sales and shipment of our products and, thereafter, the expansion of our operations and effective management of growth, all of which will place a significant strain on our management and administrative, operational, and financial resources. To manage growth, should it occur, we would need to expand our facilities, augment our operational, financial, and management systems, and hire and train additional qualified personnel. If we are unable to manage growth effectively, our business could be harmed.

We need additional financing to continue and grow operations, which financing may not be available on acceptable terms or at all.

     We need to raise additional funds to fund our operations or grow our business. Additional financing may not be available on terms or at times favorable to us, or at all. If adequate funds are not available when required or on acceptable terms, we may be unable to continue and grow our operations. In addition, such additional financing transactions, if successful, may result in dilution to our stockholders. They may also result in the issuance of securities with rights, preferences, and other characteristics superior to those of our common stock and, in the case of debt financings, may subject our company to covenants that restrict our ability to operate our business freely.

The food industry is subject to governmental regulation that could increase in severity and hurt results of operations.

     The food industry is subject to federal, state, and other governmental regulation relating to the operation of production facilities; the production, packaging, labeling, and marketing of products; and pollution control, including air emissions. For example, food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA. If federal, state, or local regulation of the industry increases for any reason, then we may be required to incur significant expenses, as well as to modify our operations to comply with new regulatory requirements, which could harm operating results. Additionally, remedies available in any potential administrative or regulatory actions may require us to refund amounts paid by all affected customers or pay other damages, which could be substantial. Any determination by the FDA or other agencies that our facilities are not in compliance with applicable regulations could interfere with the continued manufacture and distribution of the affected products, up to the entire output of the facility or facilities involved, and, in some cases, might also require the recall of previously distributed products. Any such determination could have a material adverse effect on our business, financial condition, and results of operations.

Our business will be dependent on several major customers.

     We expect that we will rely on a limited number of major retail customers and wholesale distributors for a substantial portion of our revenues. If our relationship with one or more of them does not materialize as planned or, thereafter, changes or ends, our sales could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

Our manufacturing processes and recipes are not protected by patents or by registered copyrights and, as a result, our competitors may be able to use our processes and recipes to compete against us.

     We do not have any patents. All of our employees have entered into confidentiality agreements with us, pursuant to which they have agreed to keep confidential and not use our trade secrets, including our processes, formulae, ingredients, and recipes, except to our benefit. We use appropriate copyright notices with our packaging and promotional materials. Despite these efforts, it may be possible for our competitors or customers to copy aspects of our trade secrets. This could have a material adverse effect on our business, financial condition, and results of operations.


Risks associated with investing in our common shares

The public market for our common stock is limited, and stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

     There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products by our competitors, developments concerning our intellectual property, government regulation, quarterly variations in our competitors' results of operations, developments in our industry, and general market conditions and other factors, including factors unrelated to our own operating performance. In addition, stock market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.

If a trading market for our common shares does develop, trading prices may be volatile.

     In the event that a trading market develops for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance. Consequently, the market price of our shares may vary greatly. If a market for our shares develops, there is a significant risk that our share price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

     o    variations in our quarterly operating results;
     o announcements that our revenue or income/loss levels are below analysts' expectations;
     o    general economic slowdowns;
     o    changes in market valuations of similar companies;
     o    announcements by our competitors or us of significant contracts; and
     o acquisitions, strategic partnerships, joint ventures, or capital commitments.

Because we became public by means of a "reverse acquisition," we may not be able to attract the attention of major brokerage firms.

     Additional risks may exist since we became publicly traded through a "reverse acquisition." Securities analysts of major brokerage firms currently do not, and in the future may not, provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common shares. No assurance can be given that brokerage firms will want to conduct any follow-up or secondary offerings on behalf of our company in the future.

Our common shares may be considered a "penny stock" and may be difficult to sell.

     The Securities and Exchange Commission (SEC) has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our shares has been, and if a sustained active trading market develops, may be less than $5.00 per share and, therefore, the shares may be designated as a "penny stock" according to the SEC's rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our shares and may affect the ability of investors to sell their shares.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders' ability to access trading information about our common stock.

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market and any national securities exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by NASD that displays real-time quotes, last sale prices, and volume information in over-the-counter (OTC) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTC Bulletin Board. Our common stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock. We are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended. If we fail to do so, our shares may no longer be quoted on the OTC Bulletin Board.

We do not intend to pay dividends; you will not receive funds without selling shares.

     We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.


Item 2.  Description of Property

We lease two properties in Holmesville, Ohio, consisting of a processing facility and office/warehouse space. Our 16,000 square foot space is subject to a lease agreement that expires on February 27, 2011. Our 35,000 square foot space is subject to a one-year lease that commenced on January 1, 2007. We have a five-year option to extend the terms of this lease on its current terms, subject to cost-of-living increases in the rental payments.

We also have a right of first refusal to purchase an additional seven acres of land adjacent to the property on which our 16,000 square foot space is located. The purchase option price is $250,000 and the right remains in effect so long as we continue to occupy our 16,000 square foot space.

We believe that our current space is adequate for our current business operations.

The Company's office is at 6399 State Road 83, Holmesville, Ohio 44633. Its telephone number is (330) 674-0998.


ITEM 3 - Legal Proceedings

The Company is party to the following pending or threatened litigation.

ALLAM M. KARKAFI, VS. AMISH NATURALS, INC ., ET AL, in the Court of Common Pleas, Holmes County, Ohio, August 2008. Plaintiff alleges breach of contract and other causes of action arising from plaintiff's termination of as director of the Prima Pasta manufacturing facility. The Company disputes the allegations and has filed its answer and other motions. The matter is currently in the discovery phase of litigation. The company intends to seek a settlement.

A.P. YAJNIK & SHOBHANA YAJNIK, TRUSTEES OF THE YAJNIK LIVING TRUST, VS. AMISH NATURALS, INC. in the Court of Common Pleas, Summit County, Ohio, December, 2008. Plaintiff alleges breach of contract on a lease of Canton, Ohio office space used by the Company's former Executive Vice President and Chief Operating Officer. The company disputes the allegations and is defending the action and seek a settlement.

THE AD SHOP, INC. D/BA/ JOSEPH JACOBS ADVERTISING, VS. AMISH NATURALS, INC. Civil Court of the City of New York, County of New York, January 2009. Plaintiff alleges breach of contract in failure to pay $14,000 for advertising and promotion material contracted for by the company's former executive vice-president and chief operating officer. The company intends to defend the action and seek a settlement.

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

                                     PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company's common stock has been quoted on the National Association of Securities Dealers' Over-the-Counter market under the symbol AMNT since October 2006 There is no other public trading market for the Company's equity securities.

The following table summarizes trading in the Company's common stock, as provided by quotations published by the OTC Bulletin Board for the periods as indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission, and may not represent actual transactions.

        Quarter Ended     High Bid           Low Bid
        -------------     --------           -------
        Dec. 31, 2007       $2.30             $1.04
        March 31, 2008      $2.02             $1.02
        June 30. 2008       $1.23             $0.30
        Sept 30, 2008       $0.37             $0.07

As of February 9, 2009, there were 54 holders of record of the Company's common stock. That does not include the number of beneficial holders whose stock, in excess of 30,000,000 shares is held in the name of broker-dealers or banks.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay any dividends.


Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------
                                                                           Number of securities
                                                                           remaining available for
Plan Category           Number of securities to   Weighted-average         future issuance under
                        Be issued upon exercise   exercise price of        equity compensation plans
                        of outstanding options,   outstanding options,     (excluding securities
                        warrants and rights       warrants and rights      reflected in column (a))
                        (a)                        (b)                     (c)
-----------------------------------------------------------------------------------------------------
Equity compensation    0                          N/A                      N/A
plans approved by
security holders
-----------------------------------------------------------------------------------------------------
Equity compensation    4,585,000                  $1.32                    3,615,000
plans not approved by
security holders
-----------------------------------------------------------------------------------------------------
Total                  4,585,000                  $1.32                    3,615,000
-----------------------------------------------------------------------------------------------------

ITEM 6 - Selected Financial Data

As a smaller business issuer, the Company is not required to include this Item.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation

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

Overview of Amish Naturals

Amish Naturals, Inc. is a young company and although we have made the first sales of our products, we have not yet generated or realized any significant revenues from our business operations. During the period from January 1, 2006 (commencement of operations) to September 30, 2007, Amish Naturals raised capital in the form of short-term notes payable, the sale of shares of our common stock, the exercise of warrants to purchase shares of our common stock, and through the issuance of long term convertible debt. The proceeds of the notes payable were used to acquire a production facility site and the equipment management believes is necessary for Amish Naturals to commence operations. The proceeds of the sale of shares of our common stock were used to retire one of the short-term notes payable and acquire additional production equipment. The proceeds for the exercise of warrants were used for working capital. The proceeds from the long term convertible debt were used to retire short term debt and will be used for working capital, expansion of distribution and production facilities and product development. Management's plan is to produce a line of natural organic, kosher pasta products and related items to be sold through food product distributors.

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

In March 2007, we commenced producing product for sale. During the years ended September 28, 2008 and September 30, 2007, we shipped products with total gross sales price of !1,616,229 and $134,688, respectively. At September 28, 2008 we had inventories of finished goods and raw materials with total cost of $689,994 and accounts receivable from our customers of $127,084.

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

Results of Operations for the years ended September 30, 2008 and September 30, 2007

On August 5, 2008 David Skinner, CEO of the company stepped down and assumed the duties of Director of Manufacturing of the Pasta and Bakery divisions and Martin Silver, then Chairman of the Board assumed the duties of interim CEO. On September 2, 2008 the company closed its production facilities' attempting to have the products co-packed by third party manufacturers so the company could focus primarily on marketing. Soon thereafter, the company was advised that the investment bank was no longer going to fund the company operations and on September 9, 2008 Mr. Silver, interim CEO resigned as Chief Executive Officer, Board Chairman and Director of the company. Alexander Ngan and Carlo Vesco also resigned as Directors. The remaining Board, David Skinner and Kenneth Troyer reappointed Mr. Skinner in the Chief Executive Officer position and appointed Kenneth Troyer as the Board Chairman.

On September 12, 2008 the position of the Executive Vice President and Chief Operations Officer was eliminated. The CEO implemented additional cost savings measures and reorganization of the company sales division. On September 14, 2008 the company re-opened their pasta production and bakery facility in Holmesville, Ohio and restructured the pasta and bakery production divisions to have all production of their organic and natural pastas, granolas, cereals and bakery products under one roof to conserve overhead and maximize the company production efforts.

We did not comply with certain requirements of our convertible debt obligations and they are in default. The lender has not demanded payment, but if they do, we do not have the resources available to repay the obligations.

During the years ended September 28, 2008 and September 30, 2007, we had a loss of $18,368,014, and $4,151,041, respectively. Our expenses relate to the development of a sales and marketing plan, product development activities, commercial production of inventory, costs associated with implementation of the infrastructure necessary to support our operations when and if they mature, initial sales and marketing activities and stock option expenses. In addition, we incurred legal and accounting fees related to our reverse merger transaction with FII in October 2006.

We commenced commercial production in March 2007 and had our initial sales in May 2007. Since we commenced production, many of the expenditures recorded as product development costs through February 2007 are now recorded as inventory and eventually will be recorded as cost of sales. We continue to incur product development costs as we expand our product lines.

During the years ended September 28, 2008 and September 30, 2007 our Board of Directors authorized the grant of options to purchase 4,585,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options ranged from $1.00 per share to $3.09 per share and vest at various times over four years. We determined the value of these options using the Black Scholes Merton option valuation model to be $4,469,840. We initially amortized this amount over the vesting period of each option. We charged $622,777 to expense during the year ended September 30, 2007 related to these options. In July 2008, our Board of Directors accelerated the vesting of all options and therefore we charged the remaining balance of $3,874,064 to expense at that time.

We recorded the value of the warrants granted and the of the imbedded conversion feature of the convertible notes as debt discount and were accreting those amounts as interest expense over the terms of the notes. As stated above, we are in default on our convertible debt obligations. We therefore expensed the remaining discount of $7,992,368 as interest expense as of September 28, 2008.

The warrants issued as part of the convertible debt transactions and the conversion features of the notes provide for continued decreases in the exercise prices and conversions prices. These changes have resulted in the number of warrants outstanding to increase to 2.155 billion shares and the conversion into 641,250,000 shares. We do not currently have sufficient authorized shares to allow us to issue is exercise or conversion occurs. The terms of the convertible debt instruments preclude the holder of the notes to own more than 4.99% of our common stock at any one time.

The net sales prices we have realized from the sale of our products have been less than our costs to produce those products. We believe that this is the result of our not being able to produce at economic quantities. We believe that when and if our sales increase to the level that we can produce our products in economic quantities, our costs will be less than our net sales prices and that we will be able to earn a gross profit on the sales of our products.

We incurred marketing expenses of $740,245 in the current year and $530,382 in the prior year. These costs relate to our efforts to make our customers, both current and future, of our products.

Our general and administrative costs were $3,847,064 in fiscal 2008 and $1,934,893 in fiscal 2007. They include the salaries of our administrative staff and the costs associated with executing our business plan. Subsequent to September 28, 2008 we have substantially reduced our work force and made other cost reductions.

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

We allocated the purchase price of the assets acquired as follows:

Land and Building                             $       50,000
Accounts receivable                                   25,000
Inventory                                             50,000
Equipment                                            350,000
Intangible assets                                    275,000
                                              --------------
Total                                         $      750,000
                                              ==============

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

As a result of our inability to generate the level of sales and profitability from these brands, we have concluded that the intangible assets that we acquired have been impaired and we have written the unamortized balances of all of our intangible assets off.

Liquidity and Capital Resources

At September 28, 2008, our total assets were $3,766,269, which included cash balances of $32,586. We invested $2,708,982 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $10,290,033, which includes our convertible debt obligations that are in default. No demand has been made by the lender, and we do not have the ability to repay these debts if demand is made.

In February 2007, we sold 664,745 shares of our common stock in a private offering to 26 accredited investors. The net proceeds of this offering were $1,395,965. Also in February 2007, warrants to purchase 500,000 shares of our common stock were exercised. The proceeds from this exercise were $450,000. In June 2007, warrants to purchase 561,111 shares of our common stock were exercised. The proceeds of this exercise were $504,880. In July 2007 we obtained a short term loan of $100,000 and in August 2007 we obtained a short term loan of $500,000. In September 2007, we obtained funding in the form of long term convertible debt payable in the amount of $6 million. In February 2008 we closed on the sale of a senior secured convertible note in the principal amount of $3,125,000. The proceeds of this financing were used for working capital. Both of the convertible notes are in default.

Despite our negative cash flows from operations of $5,372,820 and $7,970,118 for the years ended September 28, 2008 and September 30, 2007, we have been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at September 28, 2008.


ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company does not have any market risk sensitive financial instruments for trading or other purposes. All Company cash is held in insured deposit accounts.

Item 8.  Financial Statements

                       Amish Naturals, Inc. and Subsidiary

                 Index to the Consolidated Financial Statements

                 As of September 28, 2008 and September 30, 2007
          For the Years Ended September 28, 2008 and September 30, 2007
________________________________________________________________________________




Report of Independent Registered Public Accounting Firm:.....................F-1

Financial Statements of Amish Naturals, Inc.

      Balance Sheets as of  September 28, 2008 and September 30, 2007........F-2


      Statement of Operations for the Years Ended September 28, 2008
      and September 30, 2007 ................................................F-3


      Statement of Shareholders' Equity for the Period from
      September 30, 2006 to September 28, 2008...............................F-4


      Statement of Cash Flows for the Years Ended
      September 28, 2008 and September 30, 2007 .............................F-5


Notes to the Financial Statements............................................F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amish Naturals, Inc.


We have audited the accompanying consolidated balance sheets of Amish Naturals, Inc. as of September 28, 2008 and September 30, 2007 the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended September 28, 2008 and September 30, 2007. The Company's management is responsible for these consolidated statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amish Naturals, Inc. and subsidiary, as of September 28, 2008, and the consolidated results of its operations and its cash flows for the years ended September 28, 2008 and September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, Financial Results, Liquidity and Management's Plan to the consolidated financial statements, the Company has suffered losses since inception, has negative cash flows from operations, as of September 28, 2008 has convertible notes payable in default, must continue to obtain capital through private debt sources to meet its obligations and sustain operations, and has negative working capital, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kelly & Company
-------------------
Kelly & Company
Costa Mesa, California
February 13, 2009


                       Amish Naturals, Inc. and Subsidiary
                           Consolidated Balance Sheet
                 As of September 28, 2008 and September 30, 2007
_________________________________________________________________________________________

                                                                 As of          As of
                                                             September 28,   September 30,
                                                                 2008           2007
                                                             ------------    ------------
                                     ASSETS
Current assets:
      Cash                                                   $     32,586    $  3,770,542
      Accounts receivable-trade                                   127,084          76,077
      Inventories                                                 689,994         449,702
      Prepaid insurance                                                50              50
                                                             ------------    ------------

           Total current assets                                   849,714       4,296,371

Property and equipment, net of accumulated
  depreciation of $477,772 and $108,023,
  respectively                                                  2,916,417       2,600,959
Intangible assets, net of accumulated
  amortization of $0 and $0, respectively                              --         125,000
Deposits                                                              138             138
                                                             ------------    ------------
Total assets                                                 $  3,766,269    $  7,022,468
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Convertible notes payable - in default                 $  9,618,750    $         --
      Accounts payable - trade                                    424,008          24,814
      Accrued expenses                                             53,823          84,182
      Capital lease obligations - current portion                   8,967           8,177
      Note payable - current portion                               16,251          13,135
                                                             ------------    ------------

           Total current liabilities                           10,121,799         130,308

Accrued interest                                                  126,802          30,833
Convertible note payable, net of discount
  of $0 and $4,602,359, respectively                                   --       1,397,641
Capital lease obligations                                          26,881          35,522
Note payable                                                       14,551          35,839
                                                             ------------    ------------
Total liabilities                                              10,290,033       1,630,143
                                                             ------------    ------------
Commitments and contingencies
Shareholders' equity (deficit):
      Series A convertible preferred , $0.001 par value,
      20,000,000 shares authorized, none issued                        --              --
      Common stock, $0.001 par value, 560,000,000 shares
      authorized, 44,179,995 shares issued and outstanding         45,774          44,130
      Additional paid-in capital                               16,350,559       9,900,278
      Accumulated deficit                                     (22,920,097)     (4,552,083)
                                                             ------------    ------------

Total shareholders' equity (deficit)                           (6,523,764)      5,392,325
                                                             ------------    ------------

Total liabilities and shareholders' equity (deficit)         $  3,766,269    $  7,022,468
                                                             ============    ============

                 The accompanying notes are an integral part of
                           the financial statements.


                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Operations
          For the Years Ended September 28, 2008 and September 30, 2007
__________________________________________________________________________________________

                                                        For The              For The
                                                      Year Ended           Year Ended
                                                     September 28,        September 30,
                                                        2008                  2007
                                                  ------------------    ------------------
Gross sales                                       $        1,616,299    $          134,688
      Less: Slotting fees                                   (553,397)                   --
      Less: returns and allowances                          (268,367)              (27,545)
                                                  ------------------    ------------------

Net sales                                                    794,535               107,143

Cost of sales                                             (1,715,496)             (408,265)
                                                  ------------------    ------------------

Gross loss                                                  (920,961)             (301,122)
                                                  ------------------    ------------------

Operating expenses:
      Marketing                                              740,245               530,382
      General and administrative                           3,320,572             1,934,893
      Product development                                    129,383                52,622
      Professional fees                                      442,925               527,829
      Stock-based charges                                  3,847,064               622,777
                                                  ------------------    ------------------

           Total operating expenses                        8,480,189             3,668,503
                                                  ------------------    ------------------


Operating loss                                            (9,401,150)           (3,969,625)
                                                  ------------------    ------------------


Other income (expense):
      Interest income                                         34,060                15,383
      Interest expense                                    (8,703,432)             (196,799)
      Impairment loss                                       (297,442)                   --
      Provision for taxes                                        (50)                   --
                                                  ------------------    ------------------

           Total other expense                            (8,966,864)             (181,416)
                                                  ------------------    ------------------

Net loss                                          $      (18,368,014)   $       (4,151,041)
                                                  ==================    ==================
Net loss per common share - basic and diluted     $            (0.39)   $            (0.10)
                                                  ==================    ==================
Weighted average number of shares outstanding -
    basic and diluted                                     46,595,671            41,704,340
                                                  ==================    ==================


                 The accompanying notes are an integral part of
                           the financial statements.


                       Amish Naturals, Inc. and Subsidiary
                 Consolidated Statement of Shareholders' Equity
___________________________________________________________________________________________________________________

                        Convertible
                         Preferred
                           Stock               Common Stock             Additional
                       -------------   ----------------------------       Paid-In       Accumulated
                       Shares  Value       Shares          Value          Capital         Deficit          Total
                       ------  -----   ------------    ------------    ------------    ------------    ------------
Balance,
 September 30, 2006       --      --     25,000,000          25,000         (23,900)       (401,042)       (399,942)

 Shares issued
  in reverse
  merger                  --      --     25,200,250          25,200         (25,200)             --              --

 Redemption
  of shares               --      --    (11,200,000)        (11,200)       (223,800)             --        (235,000)
 Sale of shares
  and warrants
  for cash at
  $0.90 per unit          --      --      2,900,000           2,900       2,625,122              --       2,628,022
 Exercise of
  warrants
  at $0.90
  per share               --      --      1,450,000           1,450       1,300,364              --       1,301,814
 Sale of
  shares for
  cash at
  $2.10 per
  share                   --      --        664,745             665       1,395,300              --       1,395,965

 Amortization
  of value
  of stock
  options
  granted                 --      --             --              --         622,777              --         622,777
 Value of
  warrants
  and imbedded
  conversion
  feature
  of debt
  financing               --      --             --              --       4,159,178              --       4,159,178
 Shares issued
  in acquisition
  of subsidiary
  at $0.27
  per share               --      --         75,000              75          20,189              --          20,264
 Shares issued
  in debt
  financing
  transaction             --      --         40,000              40          50,248              --          50,288
 Net loss                 --      --             --              --              --      (4,151,041)     (4,151,041)
                       -----   -----   ------------    ------------    ------------    ------------    ------------
Balance,
 September 30, 2007       --   $  --     44,129,995    $     44,130    $  9,900,278    $ (4,552,083)   $  5,392,325
                       =====   =====   ============    ============    ============    ============    ============
 Shares issued in
  debt conversion         --      --        822,819             823         218,243              --         219,066
 Issuance
  of warrants
  and imbedded
  conversion
  feauture                --      --             --              --       1,920,992              --       1,920,992
 Exercise of
  stock options           --      --         50,000              50          49,950              --          50,000
 Shares issued
  for interest            --      --        770,965             771         428,904              --         429,675
 Amortization of
   option value           --      --             --              --       3,832,192              --       3,832,192
 Net loss                 --      --             --              --              --     (18,368,014)    (18,368,014)
                       -----   -----   ------------    ------------    ------------    ------------    ------------
Balance,
 September 28, 2008       --   $  --   $ 45,773,779    $     45,774    $ 16,350,559    $(22,920,097)   $ (6,523,764)
                       =====   =====   ============    ============    ============    ============    ============


                 The accompanying notes are an integral part of
                           the financial statements.


                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
          For the Years Ended September 28, 2008 and September 30, 2007
__________________________________________________________________________________

                                                        For The         For The
                                                      Year Ended      Year Ended
                                                     September 28,   September 30,
                                                         2008            2007
                                                     ------------    ------------
Cash flows used in operating activities:
    Net loss                                         $(18,368,014)   $ (4,151,041)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         369,749         108,023
    Stock-based compensation                            3,874,064         622,777
    Interest paid in stock                                429,675          80,123
    Accretion of debt discount                          7,992,368          86,819
    Impairment loss                                       125,000              --
    Accrued interest                                           --          30,833
      Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable-trade                    (51,007)        (76,077)
             Inventory                                   (240,292)       (429,438)
             Other assets                                      --             (50)
      Increase (decrease) in:
             Accounts payable - trade                     399,194         (75,766)
             Accrued liabilities                           96,443          54,347
             Accrued payroll taxes                             --          (9,101)
             Advances from related party                       --         (60,526)
                                                     ------------    ------------
Net cash used in operating activities                  (5,372,820)     (3,819,077)
                                                     ------------    ------------
Cash flows used in investing activities:
    Acquisition of equipment                             (560,207)     (1,302,657)
    Deposits                                                   --             (18)
    Acquisition of intangible assets                           --        (125,000)
                                                     ------------    ------------
Net cash used in investing activities                    (560,207)     (1,427,675)
                                                     ------------    ------------
Cash flows provided by financing activities:
    Proceeds from the sale of shares and
     exercise of warrants and options                      50,000       5,295,966
    Redemption of shares                                       --        (235,000)
    Repayment of loans and capital leases                 (29,929)     (1,799,930)
    Proceeds from loans                                 2,175,000       5,570,000
                                                     ------------    ------------
Net cash provided by financing activities               2,195,071       8,831,036
                                                     ------------    ------------
Net increase (decrease) in cash                        (3,737,956)      3,584,284
Cash - beginning of period                              3,770,542         186,258
                                                     ------------    ------------
Cash - end of period                                 $     32,586    $  3,770,542
                                                     ============    ============


                 The accompanying notes are an integral part of
                           the financial statements.


                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
          For the Years Ended September 28, 2008 and September 30, 2007
_________________________________________________________________________________________
                Supplemental Disclosure of Cash Flow Information

                                                            For The            For The
                                                          Year Ended         Year Ended
                                                         September 28,      September 30,
                                                             2008               2007
                                                         -------------      -------------
Interest paid                                            $         --       $         120

Income taxes paid                                        $         --       $          --

Schedule of Noncash Investing and Financing Activities


Acquisition of equipment for note payable                $         --       $      47,001

Acquisition of equipment under capital lease             $         --       $      47,895

Inventory acquired in a related party acquisition
   for shares valued at $0.27 per share                  $         --       $      20,264





                 The accompanying notes are an integral part of
                           the financial statements.

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements

                 As of September 28, 2008 and September 30, 2007
          For the Years ended September 28, 2008 and September 30, 2007
________________________________________________________________________________

1.   Description of Business
     -----------------------

     Amish Naturals, Inc., (the "Company") was incorporated in Nevada on September 2, 2005, and commenced operations in January 2006. The Company commenced sales of its products and is therefore no longer considered to be in the development stage.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Amish Naturals, Inc. and its wholly owned subsidiary. All significant transactions among the consolidated entities have been eliminated upon consolidation.

     Definition of Fiscal Year
     -------------------------

     We report our results of operations on a 52- or 53-week fiscal year ending on the last Sunday in September. Each fiscal three month period contains thirteen weeks.

     Basis of Presentation
     ---------------------

     These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

     Use of Estimates
     ----------------

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

     Use of Estimates, Continued
     ---------------------------

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

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Fair Value of Financial Instruments
     -----------------------------------

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

     At September 28, 2008, the Company's financial instruments are cash and cash equivalents, accounts receivable-trade, accounts payable-trade, accrued liabilities, note payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

     Cash
     ----

     The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 28, 2008, the Company's cash and cash equivalents were deposited primarily in one financial institution.

     At September 28, 2008, the Company had no cash on deposit that exceeded the United States (FDIC) federally insurance limit.

     Inventories
     -----------

     The Company uses the lower of cost (determined using the first-in, first-out method) or market for valuing inventories. Transportation costs are charged to cost of sales when incurred.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


     Identifiable Intangible Assets
     ------------------------------

     Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating elements of property, plant and equipment. If impaired, the intangible asset is written down to its fair value. All intangible assets at September 28, 2008, which consisted of customer lists, acquired recipes and trade names acquired in September and October 2007, were deemed to be fully impaired and written off.

     Impairment or Disposal of Long-Lived Assets
     -------------------------------------------

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

     Revenue Recognition and Accounts Receivable-Trade
     -------------------------------------------------

     Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Collectibility is estimated considering the credit conditions of its customers and the payment history of each customer. Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at September 28, 2008.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Marketing Costs
     ---------------

     The Company incurs various types of marketing costs in order to promote its products, including retailer incentives and consumer incentives. The Company recognizes the cost for each of these types of marketing activities as a reduction of net sales or as selling, general and administrative expense in accordance with generally accepted accounting principles.

     Property and Equipment
     ----------------------

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

     Share Based Payment
     -------------------

     The Company accounts for employee stock-based payments using the fair value method provided in Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment. The fair value of options granted will be recognized as compensation expense over the vesting period of the options.

     The Company accounts for non-employee stock-based payments using the fair value method provided by SFAS No. 123R. When stock options are granted to non-employees, the Company will estimate the fair value of the award and recognize related expenses over the performance period as prescribed by EITF 96-18: Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. No share based payments have been granted at September 28, 2008.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Basic and Diluted Loss Per Share
     --------------------------------

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of September 28, 2008, the Company had outstanding stock options that can be converted into 4,765,000 shares of common stock, warrants to purchase 1,261,999,845 shares of common stock, and a note payable that can be converted into 641,250,000 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

     Income Tax
     ----------

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

     Advertising Costs
     -----------------

     Advertising costs will be expensed when they are incurred. Advertising expense totaled $37,336 and $17,967 for the years ended September 28, 2008 and September 30, 2007, respectively.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Product Development
     -------------------

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

     Contingencies
     -------------

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

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

     Comprehensive Income or Loss
     ----------------------------

     The Company has no items of other comprehensive income or loss in the three month period ended September 28, 2008 and December 31, 2006. Therefore, net loss as presented in the Company's Statement of Operations equals the comprehensive loss.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     New Accounting Pronouncements
     -----------------------------

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

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company's financial statements and related disclosures. The Company adopted SAB 108 effective as of January 1, 2007. The adoption of SAB 108 did not impact the Company's financial statements.

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

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

3.   Inventories
     -----------

     The inventories as of September 28, 2008 are as follows:

     Raw materials and packaging                                   $298,837
     Finished goods                                                 389,594
     Supplies and other                                               1,563
                                                                   --------

     Total                                                         $689,994
                                                                   ========

4.   Property and Equipment
     ----------------------

     The following is a summary of property and equipment, at cost as of September 28, 2008:

     Buildings and improvements                                $   974,437
     Plant equipment                                             2,181,999
     Office equipment                                              189,858
     Assets under capital lease                                     47,895
                                                               -----------

         Total property and equipment                            3,394,189

            Less: accumulated depreciation                        (477,772)
            Land                                                        --
                                                               -----------

     Property and equipment, net                               $ 2,916,417
                                                               ===========

     Property and equipment was placed in service during March 2007. Depreciation expense for the years ended September 28, 2008 and September 30, 2007 was $369,749 and $108,023, respectively.

5.   Debt
     ----

     Convertible Notes Payable in Default
     ------------------------------------
     In September 2007, the Company entered into a convertible note payable with a principal balance of $6 million. The note bears interest at 9.25% per annum and is due September 10, 2010. Interest is payable in arrears quarterly in shares of the company's common stock with the first interest date being October 1, 2007. The note is convertible into shares of the Company's common stock at any time at an adjusted amount of $0.015, for a total of 360,000,000 shares on the remaining principal balance. In March 2008, $600,000 of the principal was converted into 685,682 shares of common stock. As part of the financing transaction, the Company issued warrants which are adjustable given the current stock price, and allow for the purchase of an adjusted aggregate of 892,833,178 shares of the Company's common stock at an exercise price of $0.015 per share. The warrants may be exercised at any time and expire on September 10, 2014. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid. The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


     The Company was required to achieve certain financial milestones during the term on this note. The Company has not achieved the milestone requirements for any period. Therefore, the conversion price of this note and the exercise price of the warrants was changed to $0.015 per share.


     This note is in default and the Company does not believe it has the ability to cure the debt.

     The values of the imbedded conversion feature of the note and the warrants together with the costs associated with the loan have been recorded as a discount on the note and as the note is in default, have been fully charged to interest expense at September 28, 2008.

     In February 2008, the Company entered into a second convertible note with $4,218,750 due at maturity. The note bears interest at 10%, which was prepaid, is convertible into shares of the Company's common stock at $0.015 per share, which would convert into a total of 208,333,333, and is due in two years. In connection with this note, the Company issued warrants, as adjusted, to purchase 369,166,667 million shares of its common stock with an exercise price of $0.015 per share and warrants to purchase 2,500,000 shares with an exercise price of $0.001 per share. The warrants have a life of 9 years.


     This note is also in default and the Company does not believe it has the ability to cure the debt.

     Note Payable
     ------------

     Note payable, with interest at 10.25% per annum,
     payable in monthly installments of $1,599 per
     month with the final payment due November 1,
     2010, and collateralized by software                             $ 30,802

           Less: amount due within one year                             16,251
                                                            ------------------
      Note payable, due after one year                      $           14,551
                                                            ==================

     Capital Lease Obligations
     -------------------------

     Capital lease obligations, due in sixty
     monthly installments of $992 with the
     final payment due April 2012, and
     collateralized by equipment                                     $ 35,848

           Less: amount due within one year                             8,967
                                                           ------------------

      Capital lease obligations, due after one year        $           26,881
                                                           ==================

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending September 28:

                                                                    Capital
                                                         Long-Term   Lease
                                                           Debt    Obligations
                                                          -------   ----------
     2009                                                 $16,251   $   11,908
     2010                                                  18,002       11,908
     2011                                                   3,170       11,908
     2012                                                      --        6,450
     2013 and thereafter                                       --           --
                                                          -------   ----------

     Total                                                $37,423       42,174
                                                                    ==========
         Less: amount representing interest
        on capital lease payments                                        6,330
                                                                    ----------

     Present value of minimum capital lease payments                $   35,844
                                                                    =====s=====

6.   Income Taxes
     ------------

     There is no current or deferred income tax provision due to the Company's losses and valuation allowance.

     Significant components of the Company's deferred tax assets are as follows at September 28, 2008:


     Deferred tax assets:
         Net operating loss carryforward                       $ 7,800,000
         Valuation allowance                                    (7,800,000)
                                                               -----------

     Net deferred tax assets                                   $        --
                                                               ===========

     The Company, based upon its limited history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased to $7,800,000 during the year ended September 28, 2008.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

           Tax benefit at U.S. statutory rate                        (34.0)%
           Change in valuation allowance                              34.0 %
                                                                    --------
           Effective income tax rate                                  --   %
                                                                    ========

     The Company has federal net operating loss carryforwards of $22,900,000. The federal net operating loss carryforward will expire in 2029. Due to the uncertainty of its realization on the loss carry-forward, a full valuation allowance has been provided for the deferred tax assets.

7.   Contingencies, Risks, Uncertainties, Managements Plan and Concentrations
     ------------------------------------------------------------------------

     Financial Results, Liquidity and Management's Plan
     --------------------------------------------------

     At September 28, 2008, the Company has incurred losses for the years ended September 28, 2008 and for the year ended September 30, 2007 of $18,368,014 and $4,151,041, respectively. Despite its negative cash flows from operations of $5,372,820 and $3,819,077 for the years ended September 28, 2008 and the year ended September 30, 2007, respectively, the Company has been able to obtain operating capital through private equity and debt funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

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

     Operating Leases
     ----------------

     The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments are as follows at September 28, 2008:

           2009                                      $          16,200
           2010                                                 16,200
           2011                                                 16,200
           2012                                                 13,500
           2013 and after                                           --
                                                     -----------------
           Total minimum lease payments              $          62,100
                                                     =================

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Concentration of Suppliers
     --------------------------

     The Company purchases its raw materials from producers of organic produce and grains. There is a regionally limited supply of these products. If the Company is unable to obtain these products from the supplier, the Company believes that the impact on its financial statements from such an uncertainty could be substantial.

     Litigation
     ----------

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

8.   Equity Transactions
     -------------------

     Common Stock

     Sale of Common Stock
     --------------------

     In February 2007, the Company sold in a private placement 664,745 shares of its common stock for cash at $2.10 per share to 26 investors. The net proceeds of this placement were $1,395,965.

     In November 2007, the Company issued 50,000 shares of its common stock upon exercise of stock options at $1.00 per share.

     Issuance of Common Stock
     ------------------------

     In February 2008 and April 2008 the Company issued 193,818 and 135,397, respectively, shares of its common stock in payment of interest accrued on its convertible note

     In March and April 2008, the Company issued 685,682 and 822,819, respectively, shares of its common stock upon conversion of a total of $600,000 of its convertible note payable.

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Options Activity
     ----------------

     A summary of the option activity as of September 28, 2008, and changes during the year then ended is presented below:

                                            Weighted     Remaining     Average
                                            Average     Contractual   Aggregate
                                Number of   Exercise       Term       Intrinsic
                                 Options    Price         (Years)       Value
                               ----------  ----------  ------------  -----------
       Outstanding at
         September 30, 2007     2,985,000  $     1.12  $      2.50   $ 3,331,050
           Granted              2,040,000        1.83         4.25          --
           Exercised             (50,000)      (1.00)           --          --
           Forfeited            (210,000)      (1.00)           --          --
           Expired                    --          --            --          --
                               ----------  ----------  ------------  -----------
       Outstanding at
          September 28, 2008     4,765,000 $     1.47         3.25   $      --
                               =========== ==========  ============  ===========
       Exercisable at
         September 28, 2008     4,765,000  $     1.47         3.25   $      --
                               ==========  ==========  ============  ===========

     The Company recognizes compensation expense using the straight-line method over the requisite service period.

     In September 2008, the Board of Directors passed a resolution that resulted in all outstanding options vesting immediately. As a result, for the year ending September 28, 2008, the Company recognized $3,847,064 of compensation expense related to stock options.

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

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Warrants Outstanding
     --------------------
                                                                       Weighted
                                                                       Average
                                                      Number of        Warrants
                                                      Warrants          Price
                                                    -------------    ----------
     Outstanding, September 30, 2007                    6,389,322    $    2.10
         Issued upon note payable provision
         based on current stock price               1,255,610,523         0.015
         Exercised                                             --           --
                                                    -------------    ----------

     Outstanding, September 28, 2008                1,261,999,845    $    0.026
                                                    =============    ==========


     Exercisable, September 28, 2008                1,261,999,845    $    0.026
                                                    =============    ==========

     Shares Reserved for Future Issuance
     -----------------------------------

     The Company does not have sufficient authorized shares reserved for future issuance upon exercise of outstanding options, shares to meet the needs of the outstanding options, warrants, and conversion of the convertible note payable at September 28, 2008. However, despite this fact, the convertible note holder may not own 5% or more of the Company's common stock at any one time.

9.   Share Based Payment
     -------------------

     The weighted average estimated fair value of the stock options granted for the years ended September 28, 2008 and September 30, 2007 were $1.32 and $0.68, respectively. The exercise price of these options range from $1.00 per share to $3.09 per share, which equaled the market price on the effective dates of grant. The options vest at various rates over periods ranging from one to four years after the effective date of the grant, and have a life of 5 years.

     The assumptions used in the Black-Scholes option pricing model for the stock options granted during the years ended September 28, 2008 and September 30, 2007 were as follows:


                                                For the            For the
                                              Year Ended          Year Ended
                                             September 28,      September 30,
                                                 2008               2007
                                            -----------------   ---------------
      Risk-free interest rate                  2.14% to 3.50%    4.23% to 4.35%
      Expected volatility of common stock    91.53% to 99.78%        68% to 98%
      Dividend yield                                    $0.00             $0.00
      Expected life of options                        5 years           5 years
      Weighted average fair market
         value of options granted                       $1.30             $0.65

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

10.  Earnings Per Share
     ------------------

     In accordance with FASB Statement No. 128, Earnings Per Share, the Company calculates basic and diluted net loss per share using the weighted average number of common shares outstanding during the periods presented and adjust the amount of net loss, used in this calculation, for preferred stock dividends declared during the period.

     The Company incurred a net loss in each period presented, and as such, did not include the effect of potentially dilutive common stock equivalents in the diluted net loss per share calculation, as their effect would be anti-dilutive for all periods. Potentially dilutive common stock equivalents would include the common stock issuable upon the conversion of the convertible note payable and the exercise of warrants and stock options that have conversion or exercise prices below the market value of the Company's common stock at the measurement date. As of September 28, 2008, all potentially dilutive common stock equivalents amounted to more shares than are authorized.

     The following table illustrates the computation of basic and diluted net loss per share:

                                                     For the             For the
                                                   Year Ended           Year Ended
                                                  September 28,       September 30,
                                                      2008                2007
                                                ----------------    ----------------
     Numerator:
         Net loss                               $    (18,368,014)   $     (4,151,041)
     Denominator:
         Denominator for basic and diluted
          net loss per share-weighted average
          number of common shares outstanding         46,595,671          41,704,340
                                                ----------------    ----------------

     Basic and diluted net loss per share       $          (0.39)   $          (0.10)
                                                ================    ================

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be anti-dilutive since the Company reported net losses in all the reporting periods:


                                                      For the         For the
                                                    Year Ended       Year Ended
                                                   September 28,   September 30,
                                                       2008            2007
                                                   -------------   -------------
     Options to purchase shares of common stock        4,765,000       2,985,000
     Warrants to purchase shares of common stock   1,261,999,845       6,389,322
     Convertible note payable                        568,333,333       3,194,718
                                                   -------------   -------------

     Total                                         1,835,098,178      12,569,040
                                                   =============   =============

                       Amish Naturals, Inc. and Subsidiary

                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


11.  Business Combinations
     ---------------------

     In October 2007, the Company acquired substantially all of the assets of two entities; Prima Pasta, Inc. and Schlabch Amish Wholesale Bakery, LLC. The combined purchase price of the assets of the two entities was $750,000 and consisted of cash and the repayment of an existing note receivable. The assets acquired consisted of inventory, equipment, customer lists, trade names and other intellectual properties.


     The Company allocated the purchase price of the assets acquired as follows:


     Land and building                                           $  50,000
     Inventory                                                      50,000
     Equipment                                                     350,000
     Intangible assets                                             300,000
                                                                 ---------
         Less: impairment of intangible assets                    (300,000)
                                                                 ---------

     Total                                                       $ 450,000
                                                                 =========


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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE

ITEM 9A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 28, 2008, the end of the period of this report, due to the Company's lack of capital, the Company was unable to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures were effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended September 28, 2008, management, was not able to evaluate the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act due to the Company's lack of capital. Our Chief Executive Officer and Chief Financial Officer did not conclude and did not report to the Board of Directors that the design and operation of our internal controls and procedures were effective as of September 28 , 2008.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


ITEM 9A(T). Controls and Procedures.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

     (a)  Directors and Executive Officers


The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the date of this Prospectus:

Name                         Age        Position
---------------------        ---        ------------------------------------
David C. Skinner, Sr.         66        Chief Executive Officer and Director
Dale P. Paisley               67        Chief Financial Officer
Kenneth Troyer                47        Chairman of the Board, Director

     David C. Skinner, Sr., has served as our President and Chief Executive Officer since the merger that resulted in our company on October 30, 2006. Mr. Skinner was appointed as one of our directors effective November 9, 2006, in connection with the merger. He co-founded Amish Pasta Company in September 2005 and served as its President and a director until the merger that resulted in our company on October 30, 2006. From June 1999 to September 2005, Mr. Skinner served as co-owner with his wife of their family business, Chadi Farms, a full-service equestrian facility.

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

     Kenneth Troyer was appointed as one of our directors effective November 9, 2006, in connection with the October 30, 2006, merger that resulted in our company. Mr. Troyer has been the owner and operator of Spotted Acres, an Ohio horse breeding and equestrian facility, including horse sales, for the past 16 years. Since June 2004, he has also owned and operated KT Barns, which constructs barns and other buildings and equipment in central Ohio. From 1994 to June 2004, Mr. Troyer operated KT Horsetrack, a seller of horse equipment and supplies. He is a member of the old order Amish Community and strictly abides by their traditions.

     There are no family relationships among our directors or among our executive officers.

Committees: Meetings of the Board

     The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended September 28, 2008 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The Board of Directors has not established an audit committee. The functions of the audit committee are currently performed by the entire Board of Directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the Board of Directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 407 (d) 5 of Regulation S-K. except its chief financial officer. In general, an "audit committee financial expert" is an individual member of the audit committee who:

     * understands generally accepted accounting principles and financial statements,
     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
     * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
     *    understands internal controls over financial reporting, and
     *    understands audit committee functions.

Board of Directors Independence

None of the Company's Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its Board of Directors include "independent" directors.

Director Nominees

The Company does not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent Directors, the decision of the Board as to Director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for Directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a Director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies Director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified the Board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of Director nominees submitted for shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.


Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our Board of Directors. Security holders who wish to contact the Board of Directors or any of its members may do so by writing to Amish Naturals, Inc., 6399 State Road 83, Holmesville, Ohio 44633.

Correspondence directed to an individual Board member is referred, unopened, to that member. Correspondence not directed to a particular Board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company's website wwww.apologold.com.

Compliance with Section 16(a) of Securities Exchange Act of 1934

To our knowledge, during the fiscal year ended September 28, 2008 our Directors and Officers complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports that reflect all reportable transactions furnished to us by our Directors and Officers and their written representations that such reports accurately reflect all reportable transactions.

Family Relationships

There is no family relationship between any Director, executive or person nominated or chosen by the Company to become a Director or executive officer.



ITEM 11. Executive Compensation

Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual who served as an executive officer at the conclusion of the fiscal year ended September 28, 2008 and who received in excess of $100,000 in the form of total compensation during such fiscal year (collectively, "Named Executive Officers"):

Name and Principal Position  Year         Salary      Option      All Other       Total
                                          ($)         Awards      Compensation    Compensation
                                                      ($) (1)     ($)             ($)
---------------------------  ------       -------     --------    ------------    ------------
David C. Skinner, Sr.        Fiscal       209,664     $134,177    33,885 (2)      323,177
Chief Executive Officer      2008

                             Fiscal       180,000                 27,785 (3)      323,177
                             2007
Dale P. Paisley(4)           Fiscal       110,000     -0-         N/A             110,000
Chief Financial Officer      2008

                             Fiscal       120,000     61,928                      181,928
                             2007

(1) See discussion of the valuation of stock options in the Notes to our Financial Statements.

(2)  Mr. Skinner received the following reimbursements:

                                                2008              2007
                                              --------           -------
      Auto allowance                          $  8,250           $ 9,750
      Housing allowance                       $ 19,800           $16,200
      Cell and land line reimbursement        $  2,375           $ 1,262
      Medical insurance reimbursement         $  3,460           $   573
      Total                                   $ 33,885           $27,785

Option Grants, Exercises, and Values

        On October 26, 2006, the Board of Directors adopted the 2006 Incentive Plan, pursuant to which stock options and other equity-based awards may be made to our company's Directors, officers, and third-party service providers.

        The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of September 28, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
-------------

                                Number of       Number of
                                Securities     Securities
                                Underlying     Underlying
                               Unexercised    Unexercised        Option         Option
                                 Options        Options         Exercise      Expiration
Name                           Exercisable   Unexercisable       Price           Date
-----------------------        -----------   -------------     -----------    ----------
David C. Skinner, Sr.              ---         1,000,000       $1.00/share      10/30/11
Chief Executive Officer



The options vest as follows:

Name                          Number of Options             Vesting Date
---------------------         -----------------             ----------------
David C. Skinner, Sr.         250,000                       October 31, 2007
                              250,000                       October 31, 2008
                              250,000                       October 31, 2009
                              250,000                       October 31, 2010

Dale P. Paisley               50,000                        December 31, 2006
                              100,000                       December 31, 2007
                              100,000                       December 31, 2008


Employment Agreements
---------------------

     In connection with David C. Skinner, Sr.'s re-appointment as our Chief Executive Officer in September 2008, we entered into an employment agreement that provides for him to receive:

     o    Initial base salary of $180,000;

     o Annual bonus determined by the Board of Directors in its sole discretion;

     o Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by our company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to our company's executive employees;

     o    At least three weeks annual vacation; and

     o    Monthly car allowance of $750.00 per month.

     In addition, Mr. Skinner was granted a five-year option to purchase 1,000,000 shares of our common stock, exercisable at $1.00 per share. The options vest at the rate of 250,000 on October 31, 2007, 2008, 2009 and 2010. The agreement also contains a confidentiality provision.

     If we terminate Mr. Skinner's employment without cause (as defined in the agreement):

     o Mr. Skinner will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

     o Mr. Skinner will be eligible to receive a severance payment based on his length of service, provided he signs a general release of all claims in a form approved by the Board of Directors; and

     o The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan.

     If we terminate Mr. Skinner's employment with cause (as defined in the agreement), or Mr. Skinner terminates his employment for any reason by providing written notice to our company prior to the date of resignation:

     o Mr. Skinner will receive payment of his base salary through and including the date of termination, payment of any earned but unpaid bonus for the prior fiscal year, payment for all accrued but unused vacation time existing as of the date of termination, and reimbursement of business expenses incurred prior to the date of termination;

     o The options granted under the agreement will cease vesting on the date of termination of employment, and to the extent vested and not previously exercised or expired, may be exercised in accordance with the terms and conditions of the 2006 Incentive Plan; and

     o Mr. Skinner may continue to participate in our company's employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

     In the event that Mr. Skinner's employment terminates for reason of death or permanent disability (as defined in the agreement), Mr. Skinner, or his beneficiary or estate, shall be entitled to receive the payments that would have been payable to Mr. Skinner under a termination without cause as of the date of death or the date as of which our company determines in its sole discretion that Mr. Skinner had become permanently disabled.

     We have a consulting agreement with DSC, Inc., a Nevada corporation, for the services of Dale Paisley as our Chief Financial Officer. The original term was from January 1, 2007, to December 31, 2007 and Mr. Paisley has continued to provide services without a written agreement. Mr. Paisley receives $5,000 per month as a consulting fee and shall be eligible to participate in any stock option plan that may be adopted by us for our consultants and approved by our Board of Directors in its sole and absolute discretion. We previously had a consulting agreement with Mr. Paisley dated October 27, 2006 that terminated on December 31, 2006 under which (i) we paid Mr. Paisley $7,500 per month, and (ii) our Chief Executive Officer was required to recommend to our Board of Directors that we grant Mr. Paisley an option to purchase 250,000 shares for issuance under the proposed stock option plan. On October 26, 2006, we granted this stock option to Mr. Paisley. The options vest at the rate of 50,000 on December 31, 2006, 100,000 on December 31, 2007 and 100,000 on December 31, 2008.

Compensation of Directors

     The following table provides certain information concerning compensation earned or paid to our Directors for the fiscal years ended September 30, 2007 and September 28, 2008.

                          Fees Earned or       Option          Total
                          Paid in  Cash        Awards
Name                      ($)                   ($)
---------------------     --------------      -------         -------
David C. Skinner, Sr.      --                 134,177         134,177
Kenneth Troyer             2,000               30,964          32,964


Upon appointment to our Board of Directors, Kenneth Troyer received a five-year option to purchase shares of our common stock at an exercise price of $1.00 per share in the following amounts and vesting schedule: 125,000 (50,000 vested on October 30, 2007 and 75,000 vested on December 31, 2008.

We also pay each of our Directors other than David Skinner a meeting fee equal to $1,000 per meeting attended. Mr. Skinner does not receive a fee for serving as a Director

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended September 28, 2008. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended September 28, 2008 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.

In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.


Components of Our Executive Compensation Program

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

     o    Base Salary
     o    Stock Awards
     o    Other benefits available to all employees
     o Items specific to our Chief Executive Officer per an employment agreement


Base Salary: At present we do not have a salary structure for employees and executives. Base salaries may be established as necessary. During the year ended September 28, 2008 none of our Named Executive Officers received a salary increase. As of pay period ending October 11, 2008, the Chief Executive Officer took a voluntary reduction in annual pay totaling $92,021.28.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases.

In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of February 9, 2009, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our Directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all Directors and executive officers as a group.

     Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. Except as noted below, the beneficial owners named in the table below have the following address: c/o Amish Naturals, Inc., 6399 State Road 83, Holmesville, Ohio 44633.

     In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 9, 2009. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.


                                                  Amount and
                                                  Nature of
                                                  Beneficial        Percent of
Name and Address of Beneficial Owner              Ownership         Class (1)
------------------------------------              ----------        ----------
David C. Skinner, Sr.                              9,150,000    (2)  18.8 %

Dale Paisley                                         250,000    (3)   0.5 %

Kenneth Troyer                                     1,175,000    (4)   2.5 %

Martin Silver & Madeline Silver J/T                6,000,000         12.7 %
11 Estate Drive, Jericho, NY 11753

Current Directors and executive
    officers as a group (3 persons)               10,575,000    (5)  21.8 %


(1) Based on 47,263,253 common shares issued and outstanding as of February 9, 2009.

(2) Includes 4,450,000 shares held jointly by David C. Skinner, Sr. and his wife, Kimberly Skinner; 2,200,000 shares held by the Kimberly Skinner and David C. Skinner, Sr. Family Trust, Kristine Coalson and Kimberly Skinner co-trustees; 1,000,000 total shares held by the children of David C. Skinner, Sr. and Kimberly Skinner, with 125,000 shares each in the name of Jolene Skinner Haney, Darlene Skinner Smith, David C. Skinner, Jr., Kristine Skinner Coalson, Sanna V. Skinner, Justin Husted, Brittany Stein, and Kimberly Husted Skinner in trust for Lauren Stein; 1,500,000 fully vested options to purchase an equivalent number of shares of our common stock.

(3) Consists of 250,000 fully vested options to purchase an equivalent number of shares of our common stock.

(4) Held on behalf of The Amish Community Trust, and 175,000 fully vested options to purchase an equivalent number of shares of our common stock.

(5)  Includes all shares and options referenced in footnotes 2, 3 and 4 above.


Item 13. Certain Relationships and Related Transactions:

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

     Pursuant to the terms of an Asset Purchase Agreement entered into as of April 2, 2007 (as amended by the Addendum to Asset Purchase Agreement effective as of April 2, 2007), Amish Natural Sub, Inc., our wholly-owned subsidiary, purchased the business and substantially all of the assets of Amish Co-op, Inc., consisting of inventory, intellectual property, customer lists, and certain other assets of its internet business which sells all-natural gourmet foods and other items, placing an emphasis on products made by Amish families or in the Amish tradition. In addition to the issuance of 37,500 restricted shares of our common stock to each of the two stockholders of Amish Co-op, Inc. as the purchase price payable for such assets, Amish Natural Sub, Inc. will also assume a warehouse lease with an unrelated third-party landlord. We intend for our currently-existing employees to run this internet business. Amish Co-op, Inc. and its two stockholders, Kimberly Skinner and Ronald Sparkman, provided customary representations, warranties, covenants, and indemnification to Amish Natural Sub, Inc. and agreed not to compete with the business that we purchased until at least April 5, 2009. Kimberly Skinner is the President of Amish Co-op, Inc., and the wife of David C. Skinner, Sr., our CEO. Ronald Sparkman beneficially owned approximately 9.3% of our common stock. Based upon the $1.85 per share closing price of our common stock on April 2, 2007, the shares had an aggregate value of $138,750. We accounted for the related party transaction by recording the predecessor cost of the assets of Amish Co-op, Inc., in accordance with U.S. GAAP in the amount of approximately $75,000.

     We have a consulting agreement with DSC, Inc., a Nevada corporation, for the services of Dale Paisley as our Chief Financial Officer. The original term was from January 1, 2007, to December 31, 2007 and Mr. Paisley has continued to provide services without a written agreement. Mr. Paisley receives $5,000 per month as a consulting fee and shall be eligible to participate in any stock option plan that may be adopted by us for our consultants and approved by our Board of Directors in its sole and absolute discretion. We previously had a consulting agreement with Mr. Paisley dated October 27, 2006 that terminated on December 31, 2006 under which (i) we paid Mr. Paisley $7,500 per month, and (ii) our Chief Executive Officer was required to recommend to our Board of Directors that we grant Mr. Paisley an option to purchase 250,000 shares for issuance under the proposed stock option plan. On October 26, 2006, we granted this stock option to Mr. Paisley. The options vest at the rate of 50,000 on December 31, 2006, 100,000 on December 31, 2007 and 100,000 on December 31, 2008.

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



Item 13.  Exhibits.

Exhibit   Description
Number

2.1 Agreement and Plan of Merger by and among FII International, Inc., Amish Pasta Company, Inc., and APC Acquisition Corp., dated October 27, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.1 Corporate Charter (incorporated by reference to Exhibit 3.1 to FII's Registration Statement on Form SB-2, filed on August 15, 2002)
3.2 Articles of Incorporation (incorporated by reference to FII's Registration Statement on Form SB-2, filed August 15, 2002)
3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.4 Certificate of Change in number of authorized shares as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.5 Articles of Merger as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit
          3.5 of the Registrant's Current Report on Form 8-K, filed October 31,
          2006)
3.6 Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
4.1       Form of Common Stock Certificate (incorporated by reference to Exhibit
          4.1 of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.1 Lease and Purchase Option Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated February 27, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.2 Assignment and Assumption of Lease and Purchase Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.3 Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)

10.5 Consulting Agreement with DSC, Inc., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.5a Consulting Agreement with Dale Paisley, dated as of January 1, 2007 (incorporated by reference to Exhibit 10.5a of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.6 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.7 Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.8 Agreement with Natural Specialty Sales, LLC (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-QSB for the period ended December 31, 2006, as filed on February 16, 2007) [Confidential treatment was requested for section 9 of such Agreement, when filed]
10.9 Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, and Amish Natural Sub, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, filed April 30,
          2007)
10.9a Addendum to Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, Amish Natural Sub, Inc., and in respect of Section 1 thereof, the registrant (incorporated by reference to Exhibit 10.9a of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.12 Securities Purchase Agreement dated February 20, 2008. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21,
          2008)
10.13 Registration Rights Agreement dated February 20, 2008. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21,
          2008)
10.14 Form of Senior Secured Convertible Note. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
10.15 Form of Warrant. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
10.16 Form of Placement Agent Warrant. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-KSB, filed December 18, 2007)
31.1*     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2*     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith


Item 14.  Principal Accountant Fees and Services.

Audit and Other Fees.

The following is a summary of the fees billed to the Company by its independent auditors, for professional services rendered for the fiscal years ended September 30, 2007 and September 28, 2008.

--------------------------------------------------------------------------
Fee Category               Fiscal Year Ended          Fiscal Year Ended
                           September 28, 2008         September 30, 2007
--------------------------------------------------------------------------
Audit Fees (1)                   $51,950                     $91,016
Audit-Related Fees (2)           $44,305                     $20,589
Tax Fees (3)                      $7,350                      $6,450
All Other Fees (4)
                                --------                    --------
Total Fees                      $103,605                    $118,055
                                ========                    ========

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for fiscal years ended September 30, 2007 and September 28, 2008.

(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These fees relate to services provided for "keeping current" procedures related to our Registration Statements filed on Form SB-2.

(3) Tax Fees consist of aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning. The amounts disclosed consist of fees paid for the preparation of federal and state income tax returns.

(4) All Other Fees consist of aggregate fees billed for products and services provided by the Company's principal accountants, other than those disclosed above.


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

                                       AMISH NATURALS, INC.

                                       By: /s/ David C. Skinner, Sr.
                                           -------------------------
                                       Name: David C. Skinner, Sr.
                                       Title:   Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                              Date
    ---------                        -----                              ----

/s/  David C. Skinner, Sr.     Chief Executive
--------------------------     Officer, and Director (principal
David C. Skinner, Sr.          executive officer)                    February 13, 2009



/s/ Dale P. Paisley            Chief Financial Officer (principal
--------------------           financial officer and principal
Dale P. Paisley                accounting officer)                   February 13 2009

/s/ Kenneth Troyer             Chairman of the Board, Director       February 13, 2009
------------------
Kenneth Troyer


                                 Exhibit Index

Exhibit   Description
Number

2.1 Agreement and Plan of Merger by and among FII International, Inc., Amish Pasta Company, Inc., and APC Acquisition Corp., dated October 27, 2006 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.1 Corporate Charter (incorporated by reference to Exhibit 3.1 to FII's Registration Statement on Form SB-2, filed on August 15, 2002)
3.2 Articles of Incorporation (incorporated by reference to FII's Registration Statement on Form SB-2, filed August 15, 2002)
3.3 Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.4 Certificate of Change in number of authorized shares as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
3.5 Articles of Merger as filed with the Secretary of State of the State of Nevada on October 30, 2006 (incorporated by reference to Exhibit
          3.5 of the Registrant's Current Report on Form 8-K, filed October 31,
          2006)
3.6 Bylaws of the Registrant (incorporated by reference to Exhibit 3.6 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
4.1       Form of Common Stock Certificate (incorporated by reference to Exhibit
          4.1 of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.1 Lease and Purchase Option Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated February 27, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.2 Assignment and Assumption of Lease and Purchase Agreement between David C. Skinner, Sr., and Ronald Sparkman and Amish Pasta Company, dated October 27, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.3 Employment Agreement with David C. Skinner, Sr., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.5 Consulting Agreement with DSC, Inc., dated as of October 27, 2006 (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.5a Consulting Agreement with Dale Paisley, dated as of January 1, 2007 (incorporated by reference to Exhibit 10.5a of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.6 2006 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.7 Form of Nonqualified Stock Option Award Agreement under the 2006 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K, filed October 31, 2006)
10.8 Agreement with Natural Specialty Sales, LLC (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-QSB for the period ended December 31, 2006, as filed on February 16, 2007) [Confidential treatment was requested for section 9 of such Agreement, when filed]
10.9 Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, and Amish Natural Sub, Inc. (incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form SB-2, filed April 30,
          2007)
10.9a Addendum to Asset Purchase Agreement, dated April 2, 2007, by and among Amish Co-op, Inc., Ronald Sparkman, Kimberly A. Skinner, Amish Natural Sub, Inc., and in respect of Section 1 thereof, the registrant (incorporated by reference to Exhibit 10.9a of the Registrant's Registration Statement on Form SB-2, filed April 30, 2007)
10.12 Securities Purchase Agreement dated February 20, 2008. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21,
          2008)
10.13 Registration Rights Agreement dated February 20, 2008. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21,
          2008)
10.14 Form of Senior Secured Convertible Note. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
10.15 Form of Warrant. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
10.16 Form of Placement Agent Warrant. (Incorporated by Reference from the Current Report on Form 8-K filed on February 21, 2008)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-KSB, filed December 18, 2007)
31.1*     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2*     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith