Form 10-Q
period 2008-12-28
Amish Naturals, Inc.
filed 2009-02-19
CIK 1179651

FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: December 28, 2008

                                       Or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File No. 000-50662


                              AMISH NATURALS, INC.
                              --------------------
             (Exact Name of registrant as specified in its Charter)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [CX] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

As of February 17, 2009, the Registrant had 47,263,253 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                       Amish Naturals, Inc. and Subsidiary
                 Index to the Consolidated Financial Statements
                 As of December 28, 2008 and September 28, 2008
    For the Three-Month periods Ended December 28, 2008 and December 30, 2007
________________________________________________________________________________


Item 1.  FINANCIAL INFORMATION

Financial Statements of Amish Naturals, Inc.

      Balance Sheets as of  December 28, 2008 and September
        28, 2008............................................................ 2


      Statement of Operations for the Three-Month periods Ended December
        28, 2008 and December 30, 2007 ......................................3


      Statement of Cash Flows for the Three-Month periods
        Ended December 28, 2008 and December 30, 2007 .......................4


Notes to the Financial Statements............................................6


                       Amish Naturals, Inc. and Subsidiary
                           Consolidated Balance Sheet
                 As of December 28, 2008 and September 28, 2008
________________________________________________________________________________


                                                       As of            As of
                                                    December 28,    September 28,
                                                        2008            2008
                                                    ------------    ------------
                                     ASSETS
Current assets:
      Cash                                          $      5,428    $     32,586
      Accounts receivable-trade                           90,813         127,084
      Inventories                                        683,991         689,994
      Prepaid insurance                                       50              50
                                                    ------------    ------------

           Total current assets                          780,282         849,714

Property and equipment, net of accumulated
  depreciation of $576,006 and $477,772,
  respectively                                         2,818,183       2,916,417
Deposits                                                     138             138
                                                    ------------    ------------
Total assets                                        $  3,598,603    $  3,766,269
                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Convertible notes payable - in default        $  9,618,750    $  9,618,750
      Accounts payable - trade                           491,303         424,008
      Accrued expenses                                   140,037          53,823
      Capital lease obligations - current portion          8,967           8,967
      Note payable - current portion                      16,251          16,251
      Accrued interest                                   329,302         126,802
                                                    ------------    ------------

           Total current liabilities                  10,604,610      10,248,601

Capital lease obligations                                 24,716          26,881
Note payable                                              10,642          14,551
                                                    ------------    ------------
Total liabilities                                     10,639,968      10,290,033
                                                    ------------    ------------
Commitments and contingencies
Shareholders' equity (deficit):
      Series A convertible preferred ,
      $0.001 par value, 20,000,000 shares
      authorized, none issued                                 --              --
      Common stock, $0.001 par value,
      560,000,000 shares authorized, 45,773,779
      shares issued and outstanding                       45,774          45,774
      Additional paid-in capital                      16,350,559      16,350,559
      Accumulated deficit                            (23,437,698)    (22,920,097)
                                                    ------------    ------------

Total shareholders' deficit                           (7,041,365)     (6,523,764)
                                                    ------------    ------------

Total liabilities and shareholders' equity          $  3,598,603    $  3,766,269
                                                    ============    ============

    The accompanying notes are an integral part of the financial statements.

                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Operations
    For the Three-Month periods Ended December 28, 2008 and December 30, 2007
________________________________________________________________________________

                                               For The              For The
                                             Three-Month          Three-Month
                                            Period Ended         Period Ended
                                            December 28,         December 30,
                                                2008                 2007
                                         -----------------    -----------------
Gross sales                              $         336,201    $         205,172
      Less: Slotting fees                             (243)                  --
      Less: returns and allowances                 (57,140)             (12,472)
                                         -----------------    -----------------

Net sales                                          278,818              192,700

Cost of sales                                     (230,733)            (280,059)
                                         -----------------    -----------------

Gross profit (loss)                                 48,085              (87,359)
                                         -----------------    -----------------

Operating expenses:
      Marketing                                     36,942              191,972
      General and administrative                   292,450              939,837
      Product development                              655               29,508
      Professional fees                             31,454               82,048
      Stock-based charges                               --              312,031
                                         -----------------    -----------------

           Total operating expenses                361,501            1,555,396
                                         -----------------    -----------------


Operating loss                                    (313,416)          (1,642,755)
                                         -----------------    -----------------


Other income (expense):
      Interest income                                   16               18,056
      Interest expense                            (204,200)            (532,951)
                                         -----------------    -----------------

           Total other expense                    (204,184)            (514,895)
                                         -----------------    -----------------


Net loss                                 $        (517,600)   $      (2,157,650)
                                         =================    =================


Net loss per common share -
     basic and diluted                   $           (0.01)   $           (0.05)
                                         =================    =================


Weighted average number of shares
   outstanding - basic and diluted              44,179,995           44,154,995
                                         =================    =================


    The accompanying notes are an integral part of the financial statements.


                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
    For the Three-Month periods Ended December 28, 2008 and December 30, 2007
________________________________________________________________________________

                                                               For The        For The
                                                             Three-Month    Three-Month
                                                            Period Ended   Period Ended
                                                            December 28,   December 30,
                                                                2008           2007
                                                             -----------    -----------
Cash flows used in operating activities:
      Net loss                                               $  (517,600)   $(2,157,650)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               98,234         91,497
      Stock-based compensation                                        --        312,031
      Accretion of debt discount                                      --        390,764
      Accrued interest                                           202,500        138,750
           Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Accounts receivable-trade                       36,271        (89,781)
                  Inventory                                        6,003       (350,319)
                  Other assets                                        --            (50)
           Increase (decrease) in:
                  Accounts payable - trade                        67,295         61,380
                  Accrued liabilities                             86,213         48,895
                                                             -----------    -----------
Net cash used in operating activities                            (21,084)    (1,554,483)
                                                             -----------    -----------
Cash flows used in investing activities:
      Acquisition of equipment                                        --       (517,448)
      Acquisition of intangible assets                                --       (203,975)
                                                             -----------    -----------
Net cash used in investing activities                                 --       (721,423)
                                                             -----------    -----------
Cash flows provided by financing activities:
      Proceeds from the sale of shares and exercise of
         warrants and options                                         --         50,000
      Repayment of loans and capital leases                       (6,074)        (4,336)
                                                             -----------    -----------
Net cash provided by (used in) financing activities               (6,074)        45,664
                                                             -----------    -----------
Net decrease in cash                                             (27,158)    (2,230,242)
Cash - beginning of period                                        32,586      3,770,542
                                                             -----------    -----------
Cash - end of period                                         $     5,428    $ 1,540,300
                                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       Amish Naturals, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
    For the Three-Month periods Ended December 28, 2008 and December 30, 2007
________________________________________________________________________________

                Supplemental Disclosure of Cash Flow Information

                                                    For The           For The
                                                  Three-Month       Three-Month
                                                 December 28,      December 30,
                                                     2008              2007
                                                 -------------     -------------


Interest paid                                    $      1,700      $          --

Income taxes paid                                $          -      $          --




    The accompanying notes are an integral part of the financial statements.

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
               As of December 28, 2008 and September 28, 2008 and
    For the Three-Month periods Ended December 28, 2008 and December 30, 2007
________________________________________________________________________________

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

     At December 28, 2008, the Company's financial instruments are cash and cash equivalents, accounts receivable-trade, accounts payable-trade, accrued liabilities, note payable and a convertible note payable. The recorded values of cash and cash equivalents, accounts receivable-trade, accounts payable-trade, and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the convertible note payable before discount approximates the fair value as interest approximates market rates.

     Cash

     The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 28, 2008, the Company's cash and cash equivalents were deposited primarily in one financial institution.

     At December 28, 2008, the Company had no cash on deposit that exceeded the United States (FDIC) federally insurance limit.

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

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

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

     Revenue Recognition and Accounts Receivable-Trade

     Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectibility is reasonably assured. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, and returns of damaged and out-of-date products. Collectibility is estimated considering the credit conditions of its customers and the payment history of each customer. Accounts receivable-trade that are considered to be uncollectible will be written off against the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at December 28, 2008.

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

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


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

     Basic and Diluted Loss Per Share

     Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of December 28, 2008, the Company had outstanding stock options that can be converted into 4,765,000 shares of common stock, warrants to purchase 1,261,999,845 shares of common stock, and a note payable that can be converted into 568,333,333 shares of common stock. As the Company has recorded a loss in each period since it commenced operations, the options, warrants and conversion feature would have an anti-dilutive effect, and therefore, are not included in diluted loss per share.

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


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

     Advertising Costs

     Advertising costs will be expensed when they are incurred. Advertising expense totaled $4,212 and $1,624 for the three-month periods ended December 28, 2008 and December 30, 2007, respectively.

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

     Comprehensive Income or Loss

     The Company has no items of other comprehensive income or loss in the three month period ended December 28, 2008 and December 30, 2007. Therefore, net loss as presented in the Company's Statement of Operations equals the comprehensive loss.

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

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


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

3.   Inventories
     -----------

     The inventories as of December 28, 2008 are as follows:

     Raw materials and packaging                                   $425,175
     Finished goods                                                 257,418
     Supplies and other                                               1,399
                                                                   --------

     Total                                                         $683,992
                                                                   ========
                                       12

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


4.   Property and Equipment


     The following is a summary of property and equipment, at cost as of December 28, 2008:

     Buildings and improvements                                $   974,437
     Plant equipment                                             2,181,999
     Office equipment                                              189,858
     Assets under capital lease                                     47,895
                                                               -----------

         Total property and equipment                            3,394,189

            Less: accumulated depreciation                        (576,006)
            Land                                                        --
                                                               -----------

     Property and equipment, net                               $ 2,818,183
                                                               ===========

     Property and equipment was placed in service during March 2007. Depreciation expense for the three-month periods ended December 28, 2008 and December 30, 2007 was $98,234 and $85,806, respectively.

5.   Debt
     ----

     Convertible Notes Payable in Default

     In September 2007, the Company entered into a convertible note payable with a principal balance of $6 million. The note now bears interest at the default rate of 15% per annum and is callable at any time. Interest is payable in arrears quarterly in shares of the company's common stock with the first interest date being October 1, 2007. The note is convertible into shares of the Company's common stock at any time at an adjusted amount of $0.015, for a total of 360,000,000 shares on the remaining principal balance. In March 2008, $600,000 of the principal was converted into 685,682 shares of common stock. As part of the financing transaction, the Company issued warrants which are adjustable given the current stock price, and allow for the purchase of an adjusted aggregate of 892,833,178 shares of the Company's common stock at an exercise price of $0.015 per share. The warrants may be exercised at any time and expire on September 10, 2014. The Company has pledged all of its assets as collateral on this note and is precluded from declaring dividends until the note is repaid. The Company incurred a placement fee and incurred legal and other costs totaling $530,000 related to this loan.

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

     In February 2008, the Company entered into a second convertible note with $4,218,750 due at maturity. The note bears interest at 10%, which was prepaid, is convertible into shares of the Company's common stock at $0.015 per share, which would convert into a total of 208,333,333, and is callable at any time. In connection with this note, the Company issued warrants, as adjusted, to purchase 369,166,667 million shares of its common stock with an exercise price of $0.015 per share and warrants to purchase 2,500,000 shares with an exercise price of $0.001 per share. The warrants have a life of 9 years.


     This note is also in default and the Company does not believe it has the ability to cure the debt.

     Note Payable

     Note payable, with interest at 10.25%
     per annum, payable in monthly installments
     of $1,599 per month with the final payment
     due November 1, 2010, and collateralized
     by software                                                    $26,893

          Less: amount due within one year                           16,251
                                                                    -------
     Note payable, due after one year                               $10,642
                                                                    =======


     Capital Lease Obligations

     Capital lease obligations, due in sixty
     monthly installments of $992 with the
     final payment due April 2012, and
     collateralized by equipment                                    $33,683

          Less: amount due within one year                            8,967
                                                                    -------

     Capital lease obligations, due after one year                  $24,716
                                                                    =======

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

     Long-term debt, excluding unamortized discount and capital lease obligations mature in each of the following years ending December 28:

                                                                   Capital
                                                  Long-Term         Lease
                                                    Debt         Obligations

     2009                                      $      16,251    $    11,909
     2010                                             10,642         11,909
     2011                                          -                 11,909
     2012                                          -                  3,473
                                               -------------    -----------

     Total                                     $      26,893         39,200
                                               =============
         Less: amount representing interest
         on capital lease payments                                    5,517
                                                                -----------
     Present value of minimum capital
     lease payments                                             $    33,683
                                                                ===========


6.   Contingencies, Risks, Uncertainties, Managements Plan and Concentrations
     ------------------------------------------------------------------------

     Financial Results, Liquidity and Management's Plan

     At December 28, 2008, the Company has incurred losses for the three-month period ended December 28, 2008 and for the year ended September 28, 2008 of $517,600 and $18,368,014, respectively. Despite its negative cash flows from operations of $21,084 and $5,372,820 for the three-month period ended December 28, 2008 and the year ended September 28, 2008, respectively, the Company has not been able to obtain operating capital through private equity and debt funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity and debt funding since inception.

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

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


     Operating Leases

     The Company leases the property on which its facilities are located. The lease is for 5 years with a 5 year renewal option and annual evergreen renewals thereafter. The Company has the option to purchase the property for $280,000. The lease was entered into by the shareholders of the Company and was assigned to the Company in October 2006. Future minimum lease payments are as follows for the years ending December 28:

           2009                                           $      16,200
           2010                                                  16,200
           2011                                                  16,200
           2012                                                   9,450
                                                          -------------
           Total minimum lease payments                   $      58,050
                                                          =============

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

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________

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

     Options Activity
     ----------------

     A summary of the option activity as of September 28, 2008, and changes during the year then ended is presented below:

                                            Weighted     Remaining     Average
                                            Average     Contractual   Aggregate
                                Number of   Exercise       Term       Intrinsic
                                 Options    Price         (Years)       Value
                               ----------  ----------  ------------  -----------
       Outstanding at
         September 28, 2008     4,765,000  $    1.47   $      3.25   $      --
           Granted                    --          --            --          --
           Exercised                  --          --            --          --
           Forfeited                  --          --            --          --
           Expired                    --          --            --          --
                               ----------  ----------  ------------  -----------
       Outstanding at
          December 28, 2008    4,765,000   $    1.47           3.00  $      --
                               ==========  ==========  ============  ===========
       Exercisable at
         December 28, 2008     4,765,000   $    1.47           3.00  $      --
                               ==========  ==========  ============  ===========

     The Company recognizes compensation expense using the straight-line method over the requisite service period.

     In September 2008, the Board of Directors passed a resolution that resulted in all outstanding options vesting immediately. As a result, the Company fully recognized all outstanding stock option compensation expense for the year ending September 28, 2008 and none remains.

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


     Warrants Outstanding
     --------------------

                                                                     Weighted
                                                                     Average
                                                        Number of    Warrants
                                                        Warrants      Price
                                                     -------------  ----------
     Outstanding, September 28, 2008                 1,261,999,845  $    0.015
         Issued upon note payable provision based
          on current stock price                           --              --
         Exercised                                         --              --
                                                     -------------  ----------

     Outstanding, December 28, 2008                  1,261,999,845  $    0.015
                                                     =============  ==========


     Exercisable, December 28, 2008                  1,261,999,845  $    0.015
                                                     =============  ==========

     Shares Reserved for Future Issuance
     -----------------------------------

     The Company does not have sufficient authorized shares reserved for future issuance upon exercise of outstanding options, shares to meet the needs of the outstanding options, warrants, and conversion of the convertible note payable at December 28, 2008. However, despite this fact, the convertible note holder may not own 5% or more of the Company's common stock at any one time.

8.   Share Based Payment
     -------------------

     There were no stock options issued during the three-month period ended December 28, 2008. The weighted average estimated fair value of the stock options granted for the three-month period ended December 30, 2007 was $1.32. The exercise price of these options ranged from $1.14 to $1.32 per share, which equaled the market price on the effective date of grant. The options originally vested at various rates over periods ranging from one to four years after the effective date of the grant, and have a life of 5 years. However, the Board resolved to immediately vest all options in September 2008.

     The assumptions used in the Black-Scholes option pricing model for the stock options granted during the three-month period ended September 30, 2007 were as follows:

                                                                   For the
                                                                 Three-Month
                                                                Period Ended
                                                                December 30,
                                                                    2007
                                                                ------------
     Risk-free interest rate                                         3.81%
     Expected volatility of common stock                               88%
     Dividend yield                                                  $0.00
     Expected life of options                                            5
     Weighted average fair market value of options granted           $1.32

                       Amish Naturals, Inc. and Subsidiary
                 Notes to the Consolidated Financial Statements
________________________________________________________________________________


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

                                                       For the        For the
                                                     Three-Month    Three-Month
                                                    Period Ended   Period Ended
                                                    December 28,   December 30,
                                                        2008           2007
                                                   ------------    ------------
     Numerator:
         Net loss                                  $   (517,600)   $ (2,157,650)
     Denominator:
         Denominator for basic and diluted net
          loss per share-weighted average number
          of common shares outstanding               44,179,995      44,154,995
                                                   ------------    ------------

     Basic and diluted net loss per share          $      (0.01)   $      (0.05)
                                                   ============    ============


     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be anti-dilutive since the Company reported net losses in all the reporting periods:


                                                      For the         For the
                                                    Three-Month     Three-Month
                                                   Period Ended    Period Ended
                                                   December 28,    December 30,
                                                       2008            2007
                                                   -------------   -------------
     Options to purchase shares of common stock        4,765,000       4,585,000
     Warrants to purchase shares of common stock   1,261,999,845       6,389,322
     Convertible note payable                        568,333,333       3,194,718
                                                   -------------   -------------

     Total                                         1,835,098,178      14,169,040
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

In March 2007, we commenced producing product for sale. During the years ended September 28, 2008 and September 30, 2007, we shipped products with total gross sales price of $1,616,229 and $134,688, respectively. At September 28, 2008 we had inventories of finished goods and raw materials with total cost of $689,994 and accounts receivable from our customers of $127,084.

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

Results of Operations for the three month periods ended December 30, 2008 and December 30, 2007


On August 5, 2008 David C. Skinner, Sr., CEO of the company stepped down and assumed the duties of Director of Manufacturing of the Pasta and Bakery divisions and Martin Silver, then Chairman of the Board assumed the duties of interim CEO. On September 2, 2008 the company closed its production facilities' attempting to have the products co-packed by third party manufacturers so the company could focus primarily on marketing. Soon thereafter, the company was advised that the investment bank was no longer going to fund the company operations and on September 9, 2008 Mr. Silver, interim CEO resigned as Chief Executive Officer, Board Chairman and Director of the company. Alexander Ngan and Carlo Varesco also resigned as Directors. The remaining Board, David Skinner and Kenneth Troyer reappointed Mr. Skinner in the Chief Executive Officer position and appointed Kenneth Troyer as the Board Chairman.

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

During the three month periods ended December 28, 2008 and December 30, 2007, we had a loss of $517,600, and $2,157,650, respectively. We have reduced our operating and administrative costs substantially during the three month period in 2008.

During the three month period ended December 30, 2007 our Board of Directors authorized the grant of options to purchase 1,835,000 shares of our common stock to officers, directors, employees, and consultants. The exercise price of these options was $1.14 to $1.32 per share and are all fully vested. We determined the value of these options using the Black Scholes Merton option valuation model to be $2,426,421. We initially amortized this amount over the vesting period of each option. We charged $622,777 to expense during the three month period ended December 30, 2007 related to these options. In July 2008, our Board of Directors accelerated the vesting of all options and therefore we charged the remaining balance of $3,874,064 to expense at that time.

We recorded the value of the warrants granted and the value of the imbedded conversion feature of the convertible notes as debt discount and were accreting those amounts as interest expense over the terms of the notes. As stated above, we are in default on our convertible debt obligations. We therefore expensed the remaining discount of $7,992,368 as interest expense as of September 28, 2008.

The warrants issued as part of the convertible debt transactions and the conversion features of the notes provide for continued decreases in the exercise prices and conversions prices. These changes have resulted in the number of warrants outstanding to increase to 1,261,999,845 shares and the conversion into 568,333,333 shares. We do not currently have sufficient authorized shares to allow us to issue if exercise or conversion occurs. The terms of the convertible debt instruments preclude the holder of the notes to own more than 4.99% of our common stock at any one time.

The net sales prices we have realized from the sale of our products exceeded our cost to produce these products for the first time during the three month period in 2008. We believe that when and if our sales increase to the level that we can produce our products in economic quantities, our costs will be less than our net sales prices and that we will be able to earn a gross profit on the sales of our products.

We incurred marketing expenses of $36,942 in the current three month period compared to $191,972 in the same period in the prior year. These costs relate to our efforts to make our customers, both current and future, of our products. We have substantially reduced our marketing efforts, and are concentrating our efforts on our existing customers.

Our general and administrative costs were $292,450 in the three month period in 2008 compared to $939,837 during the same period in the prior year. This decrease is primarily due to a reduction in our work force and related travel costs.

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

We allocated the purchase price of the assets acquired as follows:

     Land and Building                                             $ 50,000
     Accounts receivable                                             25,000
     Inventory                                                       50,000
     Equipment                                                      350,000
     Intangible assets                                              275,000
                                                                   --------
     Total                                                         $750,000
                                                                   ========

In September 2008, as a result of less than expected sales and profits from these two entities, we provided an impairment loss on the intangible assets.

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

Liquidity and Capital Resources

At December 28, 2008, our total assets were $3,598,603, which included cash balances of $5,428. We invested $2,708,982 in property and equipment, which was placed in service on March 1, 2007. Our total liabilities were $10,290,033, which includes our convertible debt obligations that are in default. No demand has been made by the lender, and we do not have the ability to repay these debts if demand is made.

In September 2007, we obtained funding in the form of long term convertible debt payable in the amount of $6 million. In February 2008 we closed on the sale of a senior secured convertible note in the principal amount of $3,125,000. The proceeds of this financing were used for working capital. Both of the convertible notes are in default.

Despite our negative cash flows from operations of $27,157 and $5,372,820 for the three month period ended December 28, 2008 and the year ended September 28, 2008, respectively, we have not been able to obtain operating capital through private debt funding sources, the sale of shares of our common stock and the exercise of warrants to purchase shares of our common stock. We do not currently have sufficient resources to continue our operations. We require a combination of additional capital, either debt of equity, and forbearance of our creditors.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at December 28, 2008.

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

As of December 28, 2008, the end of the period of this report, due to the Company's lack of capital, the Company was unable to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


PART II OTHER INFORMATION

Item 1 . Legal Proceedings: The Company is party to the following pending or threatened litigation.

ALLAM M. KARKAFI, VS. AMISH NATURALS, INC ., ET AL, in the Court of Common Pleas, Holmes County, Ohio, August 2008. Plaintiff alleges breach of contract and other causes of action arising from plaintiff's termination as director of the Prima Pasta manufacturing facility. The Company disputes the allegations and has filed its answer and other motions. The matter is currently in the discovery phase of litigation. The company intends to seek a settlement.

A.P. YAJNIK & SHOBHANA YAJNIK, TRUSTEES OF THE YAJNIK LIVING TRUST, VS. AMISH NATURALS, INC. in the Court of Common Pleas, Summit County, Ohio, December, 2008. Plaintiff alleges breach of contract on a lease of Canton, Ohio office space used by the Company's former Executive Vice President and Chief Operating Officer. The company disputes the allegations and is defending the action and seeking a settlement.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds:  None

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders:  None.

Item 5. - Other Information:  None

Item 6.  Exhibits

Exhibit
Number        Description
-------      -------------------------------------------------------------------

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

                                      Amish Naturals, Inc.

                                      (Registrant)

February 17, 2009                     /s/ David C. Skinner, Sr.
                                      -------------------------
                                      David C. Skinner, Sr.
                                      Chief Executive Officer, and Director